Form 10-Q
period 1994-03-31
CONSOLIDATED NATURAL GAS CO
filed 1994-05-13
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                         MARCH 31, 1994




                 Commission File Number 1-3196



                          -------------





                CONSOLIDATED NATURAL GAS COMPANY

                     A Delaware Corporation

   CNG Tower, 625 Liberty Avenue, Pittsburgh, PA  15222-3199

                    Telephone (412) 227-1000

         IRS Employer Identification Number 13-0596475



                          -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes___X___  No_______

Number of shares of Common Stock, $2.75 Par Value, outstanding at April 30,
1994:   93,014,418

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 1994


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Quarters Ended March 31, 1994 and 1993...............      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at March 31, 1994 (Unaudited), and December 31, 1993.........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Quarters Ended March 31, 1994 and 1993...............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      6


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     13

ITEM 2.   CHANGES IN SECURITIES..................................     13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     13

ITEM 5.   OTHER INFORMATION......................................     13

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     13


SIGNATURES.......................................................     14

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                    Three Months to March 31
                                                         1994         1993
____________________________________________________________________________
OPERATING REVENUES
Regulated gas sales
  Residential and commercial...................      $  793,906   $  680,110
  Industrial...................................          21,398       19,876
  Wholesale....................................           2,747      174,720
Nonregulated gas sales.........................         214,461       96,222
                                                     __________   __________
    Total gas sales............................       1,032,512      970,928
Other operating revenues.......................         181,084      160,598
                                                     __________   __________
    Total operating revenues (Note 3)..........       1,213,596    1,131,526
                                                     __________   __________

OPERATING EXPENSES
Purchased gas..................................         647,318      606,050
Other purchased products.......................          21,961       19,235
Operation expense..............................         174,293      162,300
Maintenance....................................          19,577       17,886
Depreciation and amortization..................          78,402       74,493
Taxes, other than income taxes.................          54,606       51,393
                                                     __________   __________
    Subtotal...................................         996,157      931,357
                                                     __________   __________
    Operating income before income taxes.......         217,439      200,169
Income taxes - estimated.......................          66,587       55,265
                                                     __________   __________
    Operating income...........................         150,852      144,904
                                                     __________   __________

OTHER INCOME
Interest revenues..............................           1,255        1,742
Other (net)....................................             889        1,337
                                                     __________   __________
    Total other income.........................           2,144        3,079
                                                     __________   __________
    Income before interest charges.............         152,996      147,983
                                                     __________   __________

INTEREST CHARGES
Interest on long-term debt.....................          22,161       23,084
Other interest expense.........................           2,405        2,060
Total allowance for funds
  used during construction (credit)............          (2,488)      (2,875)
                                                     __________   __________
    Total interest charges.....................          22,078       22,269
                                                     __________   __________

Income before cumulative effect of change
  in accounting principle......................         130,918      125,714
Cumulative effect prior to January 1, 1993,
  of applying SFAS No. 109 (Note 4)............              -        17,422
                                                     __________   __________

NET INCOME.....................................      $  130,918   $  143,136
                                                     ==========   ==========

Earnings per share of common stock,
  based on average shares outstanding
    Income before cumulative effect of change
      in accounting principle..................           $1.41        $1.36
    Cumulative effect prior to January 1, 1993,
      of applying SFAS No. 109 (Note 4)........              -           .19
                                                          _____        _____
    Net Income.................................           $1.41        $1.55
                                                          =====        =====

Average common shares outstanding (thousands)..          92,941       92,609
Dividends declared per common share............           $.485         $.48

____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At March   At December
                                                       31, 1994    31, 1993
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,386,649  $ 4,362,996
Accumulated depreciation and amortization......       (1,637,470)  (1,607,606)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,749,179    2,755,390
                                                     ___________  ___________
Exploration and production properties..........        3,012,188    2,983,032
Accumulated depreciation and amortization......       (1,869,894)  (1,822,154)
                                                     ___________  ___________
     Net exploration and production properties.        1,142,294    1,160,878
                                                     ___________  ___________
     Net property, plant and equipment.........        3,891,473    3,916,268
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           65,423       27,122
Accounts receivable, less allowance for
  doubtful accounts............................          687,637      629,473
Gas stored - current portion (LIFO method).....           19,614      140,848
Materials and supplies (average cost method)...           36,779       38,784
Unrecovered gas costs (net)....................          (16,337)      (9,000)
Deferred income taxes - current portion........           15,627       23,685
Prepayments and other current assets...........          187,469      192,212
                                                     ___________  ___________
     Total current assets......................          996,212    1,043,124
                                                     ___________  ___________

OTHER ASSETS
Unamortized abandoned facilities...............           49,813       52,676
Other investments..............................           41,163       39,600
Deferred charges and other noncurrent
  assets (Notes 3 and 5).......................          358,845      357,918
                                                     ___________  ___________
     Total other assets........................          449,821      450,194
                                                     ___________  ___________
     Total assets..............................      $ 5,337,506  $ 5,409,586
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 7 and 8)
  Common stock, par $2.75
    (Issued:  1994 - 92,981,967 shares;
    1993 - 92,933,828 shares)..................      $   255,700  $   255,568
  Capital in excess of par value...............          456,454      454,081
  Retained earnings............................        1,552,604    1,466,783
                                                     ___________  ___________
     Total common stockholders' equity.........        2,264,758    2,176,432
Long-term debt.................................        1,152,927    1,158,648
                                                     ___________  ___________
     Total capitalization......................        3,417,685    3,335,080
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            4,000           -
Commercial paper...............................          221,000      455,000
Accounts payable...............................          272,334      345,126
Estimated rate contingencies and
  refunds (Note 3).............................           36,827       57,456
Taxes accrued..................................          155,475      112,098
Temporary replacement reserve - gas
  inventory (LIFO).............................          104,792           -
Other accruals and current liabilities.........          168,867      143,218
                                                     ___________  ___________
     Total current liabilities.................          963,295    1,112,898
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          769,167      783,511
Accumulated deferred investment tax credits....           35,195       35,849
Other deferred credits and noncurrent
  liabilities..................................          152,164      142,248
                                                     ___________  ___________
     Total deferred credits....................          956,526      961,608
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,337,506  $ 5,409,586
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                          1994        1993
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................       $ 130,918   $ 143,136
Adjustments to reconcile net income to net
  cash provided by operating activities
    Cumulative effect prior to January 1, 1993,
      of applying SFAS No. 109...................              -      (17,422)
    Depreciation and amortization................          78,402      74,493
    Deferred income taxes (net)..................          (8,128)    (25,955)
    Certain changes in current assets and
      current liabilities
      Accounts receivable, less allowance for
        doubtful accounts........................         (58,110)   (114,678)
      Inventories................................         123,239     103,429
      Unrecovered gas costs (net)................           7,337     100,746
      Accounts payable...........................         (66,010)    (88,294)
      Estimated rate contingencies and refunds...         (20,629)      2,665
      Taxes accrued..............................          43,377      48,668
      Temporary replacement reserve - gas
        inventory (LIFO).........................         104,792     104,524
      Other (net)................................          28,976      18,423
    Certain changes in noncurrent assets and
      noncurrent liabilities.....................          14,294       1,163
    Other (net)..................................              99          15
                                                        _________   _________
        Net cash provided by operating activities         378,557     350,913
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..         (61,051)    (57,745)
Proceeds from dispositions of property, plant
  and equipment (net)............................            (269)       (780)
Cost of other investments (net)..................            (880)        116
                                                        _________   _________
        Net cash used in investing activities....         (62,200)    (58,409)
                                                        _________   _________

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from issuance of common stock...........             156       4,135
Purchase of debentures...........................              -       (2,000)
Commercial paper (net)...........................        (233,136)   (250,367)
Dividends paid on common stock...................         (45,074)    (44,429)
Other (net)......................................              (2)       (108)
                                                        _________   _________
        Net cash used in financing activities....        (278,056)   (292,769)
                                                        _________   _________
        Net increase (or decrease) in cash and
          temporary cash investments.............          38,301        (265)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          27,122      43,355
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31..       $  65,423   $  43,090
                                                        =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  10,779   $  12,741
  Income taxes (net of refunds)..................       $  10,908   $  11,624
Non-cash financing activities
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $   2,005   $      -

_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at
December 31, 1993, which is derived from the Consolidated Balance Sheet at that date which was included in the Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K for 1993 ("1993 Form 10-K"), the consolidated financial statements appearing on pages 1 through 3 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

(2) Because of the seasonal nature of the subsidiary companies' heating business, earnings for the first three months of any calendar year represent a substantial part of full year earnings. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $17,777,000 and $15,343,000 at December 31, 1993, and March 31, 1994, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $39,679,000 and $21,484,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation ("CNG Transmission," a subsidiary), for transition costs under Federal Energy Regulatory Commission ("FERC") Order 636. The estimated liability for such costs was $81,592,000 and $72,124,000 at December 31, 1993, and March 31, 1994, respectively. Additional amounts are likely to be recorded in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $75 million.

    Based on the nature of the costs and the past rate-making treatment of similar costs, management believes that the distribution companies should generally be able to pass through all Order 636 transition costs to their customers.

(4) Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change increased net income in the first three months of 1993 by $17,422,000, or $.19 per share, resulting primarily from the reduction in deferred income tax balances associated with the Company's nonregulated activities.

(5) Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 106 requires that the estimated future costs of providing postretirement benefits, such as health care and life insurance, be recognized as an expense and a liability during the employees' service periods. As permitted under the standard, the Company elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption ("transition obligation") over a 20-year period.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

    The majority of the Company's estimated postretirement benefit costs and of the transition obligation is attributable to its rate-regulated subsidiaries. Accordingly, these subsidiaries are seeking, or intend to seek as soon as practicable, rate relief from their respective regulatory commissions for the increased level of expense resulting from the adoption of the standard. In this regard, regulatory authorities having jurisdiction over the Company's subsidiaries have indicated their intention to generally allow inclusion in rates of postretirement benefit costs determined on an accrual basis, subject to prudency and certain other conditions. As a result, the Company's rate-regulated subsidiaries have generally deferred the differences between SFAS No. 106 costs and amounts currently included in rates pending expected recovery of Statement No. 106 costs and related deferrals in regulatory proceedings. The SFAS No. 106 costs deferred at December 31, 1993, and March 31, 1994, were $27,662,000 and $35,062,000, respectively. These amounts are included in the Condensed Consolidated Balance Sheet under "Deferred charges and other noncurrent assets."

(6) Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires the accrual of a liability for postemployment benefit obligations if certain specified conditions are met.
The adoption of the standard did not have a material effect on the Company's financial position, results of operations or cash flows.

(7) A summary of the changes in common stock, capital in excess of par value, and treasury stock subsequent to December 31, 1993, follows:
_____________________________________________________________________________
                                Common Stock
                                    Issued        Capital in  Treasury Stock
                              ___________________            ________________
                                 Number     Value  Excess of    Number
                              of Shares    at Par  Par Value of Shares  Cost
_____________________________________________________________________________
                                                (In Thousands)
At December 31, 1993.........    92,934  $255,568   $454,081       -   $  -
Common stock issued
  Conversion of debentures...        37       103      1,936       -      -
  Stock awards...............         7        18        294       -      -
  Stock options..............         4        11        145       -      -
Purchase of treasury stock...        -         -          -        (4)  (162)
Sale of treasury stock.......        -         -          (2)       4    162
                                 ______  ________   ________     ____  _____
At March 31, 1994............    92,982  $255,700   $456,454       -   $  -
                                 ======  ========   ========     ====  =====
_____________________________________________________________________________


(8) The indenture relating to the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $750,415,000 of consolidated retained earnings was free from such restrictions at March 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first quarter of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $378.6 million and $350.9 million for the three months ended March 31, 1994 and 1993, respectively. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current year quarter, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1993.

Due to the significant amount of revenues generated during the first quarter, the consolidated balance sheet at the end of March customarily shows an increase in cash and temporary cash investments and an increase in accounts receivable over balances at the end of the previous year. In addition, the inventory of stored gas was reduced during the first quarter of the year due to the increased demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. This liability is reduced as the inventory is replenished later in the year, and by year-end the liability is eliminated.

The balances in "Unrecovered gas costs (net)" at both December 31, 1993, and March 31, 1994, reflect a temporary overrecovery position by certain subsidiaries. The overrecovery of these costs was due in part to higher actual gas sales volumes compared to the estimated sales levels included in their latest regulatory filings. Future gas cost recovery filings by these subsidiaries will be adjusted to reflect the amounts collected.

During 1994, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for working capital requirements.

Borrowings under the Company's 1991 Credit Agreement may be used to temporarily finance capital expenditures. Additional funds, if necessary, could be obtained through the issuance of new debt securities. In this regard, the Company has shelf registrations with the SEC that permit the sale of up to $500 million of debentures. Included in this total is $100 million remaining under a prior shelf registration and $400 million under a new shelf registration which became effective in March 1994. The amount and timing of any future sale of these debentures will depend on capital requirements and financial market conditions.

In connection with this discussion of financial condition, reference is made to Notes 3, 5, 6, 7 and 8 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

A major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating. As a result, earnings are affected by changes in the weather. Because most of the operating subsidiaries are subject to price regulation by federal or state commissions, earnings can be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operation.

THREE MONTHS ENDED MARCH 31, 1994 AND 1993

    System Results

Net income for the first three months of 1994 was $130,918,000, or $1.41 per share, compared with $143,136,000, or $1.55 per share, in the first three months of 1993. Earnings for the 1993 first quarter included the cumulative effect of an accounting change of $17,422,000, or 19 cents per share, for the mandatory adoption of SFAS No. 109, the new accounting standard for income taxes. Excluding the impact of the accounting change, net income was $125,714,000, or $1.36 per share, in the first three months of 1993. Colder weather, and higher gas wellhead prices and production, were the primary reasons for the improvement in operating results in 1994. Offsetting factors were lower oil prices and higher costs of operations, including higher income taxes.

Weather in Consolidated's retail service territories in the 1994 first quarter was 10.5 percent colder than 1993, and 6.6 percent colder than normal. The colder weather resulted in increased space heating sales by the distribution subsidiaries, and higher transportation volumes by the Company's transmission operations. During a prolonged cold spell in January 1994, Consolidated exceeded its previous daily throughput record of 7.9 billion cubic feet (Bcf) three times in one week, reaching a throughput high of 9.1 Bcf -- a 15 percent increase over the previous record. The new record throughput level was achieved while maintaining all firm transportation commitments to customers. Cold weather nationally and the overall higher demand for natural gas boosted the Company's average gas wellhead price to $2.51 a thousand cubic feet (Mcf), a 44 cent increase over the first quarter of 1993. Rate increase requests pending at the Company's two largest distribution subsidiaries and the Company's interstate gas pipeline subsidiary are expected to help moderate the effect of the higher operating costs. Income taxes in the 1994 first quarter were higher due in part to higher pretax earnings and to the increase in the federal corporate tax rate from 34 percent to 35 percent enacted in August 1993. Although the tax rate increase was retroactive to January 1, 1993, the higher taxes for the period prior to August 1993 were not recorded until the new tax law was enacted, which occurred in the third quarter of 1993.

While weather in the first quarter of 1994 was both colder than normal and colder than the 1993 first quarter, this pattern has not continued into the second quarter, which through April has been warmer than normal and warmer than last year. Earnings for the full year will be influenced by the weather, particularly in the fourth quarter of the year. Other factors which may significantly impact earnings during 1994 include the levels of gas and oil prices, and the resolution of the current rate proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the distribution, transmission, and exploration and production components of the Company's business.
_____________________________________________________________________________
                                                           Three Months to
                                                                March 31
                                                            1994       1993
_____________________________________________________________________________
OPERATING INCOME (In Millions)
Distribution................................              $   95.6   $   91.1
Transmission................................                  34.3       36.7
Exploration and production..................                  14.3        9.0
Other.......................................                   1.4        1.0
Intercompany eliminations and adjustments...                   5.3        7.1
                                                          ________   ________
  Total.....................................              $  150.9   $  144.9
                                                          ========   ========

OPERATING REVENUES (In Millions)
Distribution................................              $  854.2   $  737.6
Transmission................................                 137.9      334.8
Exploration and production..................                 149.0      133.7
Other.......................................                 153.9       61.0
Intercompany eliminations and adjustments...                 (81.4)    (135.6)
                                                          ________   ________
  Total.....................................              $1,213.6   $1,131.5
                                                          ========   ========

GAS SALES (In Bcf)
Distribution................................                 145.3      137.2
Transmission................................                    -        66.7
Exploration and production..................                  48.2       46.8
Other.......................................                  50.6       22.6
Intercompany eliminations...................                 (16.1)     (39.0)
                                                          ________   ________
  Total sales...............................                 228.0      234.3
                                                          ========   ========

GAS TRANSPORTATION (In Bcf)
Distribution................................                  46.1       44.9
Transmission................................                 277.3      198.2
Exploration and production..................                    .2         .2
Other.......................................                    .6         -
Intercompany eliminations...................                 (80.0)     (49.2)
                                                          ________   ________
  Total transportation......................                 244.2      194.1
                                                          ========   ========
_____________________________________________________________________________

    Distribution

Operating income of the gas distribution operations was $95.6 million in the first three months of 1994, up $4.5 million, or 5 percent, from $91.1 million in the first quarter of 1993. Distribution throughput in the 1994 quarter was
191.4 Bcf, a 5 percent increase from 182.1 Bcf in 1993. Both operating income and throughput in the 1994 first quarter benefited from colder weather compared with the 1993 period. The colder weather, however, also resulted in increased costs, including employee overtime necessary to meet the heightened demand. These weather-related costs combined with other increased operating expenses, including higher income taxes, partially offset the income gains associated with the higher throughput. Residential gas sales volumes rose 7.0 Bcf in the first three months of 1994 to 104.9 Bcf. Sales to commercial customers increased 1.3Bcf to 35.8 Bcf and volumes transported for these customers were up 1.5 Bcf to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

9.4 Bcf. Total deliveries to industrial customers increased 1.4 Bcf to 38.9 Bcf in the 1994 quarter. Industrial transport volumes were up 1.6 Bcf to 34.5 Bcf, while sales declined slightly to 4.4 Bcf. Off-system transport volumes declined 2.0 Bcf in the quarter.

In order to reflect the higher cost of doing business in their cost-of-service rate structures, the Company's two largest distribution subsidiaries, The East Ohio Gas Company and The Peoples Natural Gas Company, are pursuing rate increases with their respective state regulatory commissions. Resolution of these proceedings is expected during the latter part of 1994.

    Transmission

Operating income of the gas transmission operations in the first quarter of 1994 was $34.3 million, down $2.4 million from $36.7 million in the comparable 1993 period. A significant factor affecting the operating income comparison was the sale by CNG Transmission during the first quarter of 1993 of approximately 45 Bcf of gas from storage inventory in anticipation of the transition to FERC Order 636. These sales, which were made at reduced prices under alternative FERC-approved tariff schedules, increased available capacity to provide storage service for customer-owned gas supplies under Order 636. Higher operating expenses, including taxes and weather-related costs, and lower by-products prices also contributed to the decline in operating income in the 1994 quarter. Gas throughput was 277.3 Bcf in the 1994 first quarter, up from 264.9 Bcf in 1993. Since CNG Transmission abandoned its traditional sales service with the October 1, 1993 implementation of Order 636, transmission throughput in the first three months of 1994 consisted solely of transportation volumes. Gas transported was 277.3 Bcf in the 1994 first quarter, up from
198.2 Bcf in 1993. Gas sales in the 1993 first quarter were 66.7 Bcf, including the 45 Bcf of sales from storage inventory.

    Exploration and Production

Operating income from Consolidated's exploration and production operations was $14.3 million in the first three months of 1994, up from $9.0 million in the 1993 first quarter. The impact of higher gas wellhead prices and higher gas production in 1994 more than offset the effect of lower oil prices and production, and lower margins realized for brokered gas. The 1994 first quarter results were also adversely affected by higher income taxes.

Consolidated's average gas wellhead price in the first quarter of 1994 was $2.51 an Mcf, up from $2.07 in the 1993 first quarter. Gas production in the first three months of 1994 was 34.7 Bcf, up 7 percent from 32.6 Bcf in 1993. Reflecting the general decline in oil prices worldwide, Consolidated's average oil wellhead price fell to $12.08 a barrel in the 1994 quarter from $16.91 a year ago. Oil production in the first quarter of 1994 was 923,200 barrels, down from 963,000 barrels in 1993. This decrease is attributable to normal oil production declines at older properties.

    Other

Operating income from Consolidated's "Other operations" was $1.4 million in the first quarter of 1994, compared with $1.0 million in the 1993 first quarter. A large portion of the operating income of these operations in the 1994 quarter, and of the operating revenues in both the 1993 and 1994 quarters, is attributable to CNG Gas Services Corporation ("CNG Gas Services," a subsidiary). Operating income of CNG Gas Services was $1.2 million in the first three months of 1994, compared with an operating loss of $.1 million in the 1993 first quarter. Gas sales for this subsidiary were 50.6 Bcf in the 1994 quarter compared with 22.6 Bcf in 1993. Total operating revenues of CNG Gas Services were $146.1 million and $51.7 million in the first three months of 1994 and 1993, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING REVENUES

Gas sales revenues in the first three months of 1994 increased $61.6 million from the comparable 1993 period. Total gas sales volumes in the 1994 quarter were 228.0 Bcf, down 6.3 Bcf from 1993. The average unit selling price of all gas was $4.53 per Mcf in the 1994 first quarter, up from $4.14 per Mcf in the 1993 period. Higher residential and commercial space heating sales due to the colder weather, and higher nonregulated sales, including increased sales of produced gas and higher sales by CNG Gas Services, contributed to the revenue increase in the 1994 quarter. The lower sales volumes in the first quarter of 1994 reflects both the abandonment of traditional wholesale sales service by CNG Transmission and the sales of gas from inventory made in the first quarter of 1993 in anticipation of FERC Order 636. The higher average selling price in the 1994 quarter is primarily the result of the upward industry trend in gas prices, including higher wellhead prices, and the recovery by the subsidiaries of certain prior gas cost increases.

Other operating revenues were $181.1 million in the 1994 first quarter, up $20.5 million over the comparable 1993 period. The increase was due principally to higher gas transportation revenues, which were up $19.8 million in the 1994 quarter as the result of increased volumes. Oil and condensate revenues declined $9.7 million as lower prices and volumes adversely affected revenues from both oil production and brokering activities. Revenues from the sale of oil and condensate production declined $5.3 million, while revenues from oil brokering were down $4.4 million. Revenues from the sale of products extracted from natural gas were also lower in the 1994 first quarter, declining $2.4 million due to lower prices received for all categories of by-products. These revenue declines were offset, however, by increases in other miscellaneous revenues, including the recovery of transport costs by the Company's nonregulated operations.

OPERATING EXPENSES

Operating expenses, including income taxes, increased $76.1 million in the first three months of 1994 to $1.06 billion. Total purchased gas expense was up $41.3 million to $647.3 million. Increased volume requirements by the distribution subsidiaries and higher spot market gas prices were the primary factors for the increase. Other purchased products expense increased $2.7 million in the first quarter of 1994 due to increased transport capacity purchased from other pipeline companies. This increase was partially offset by reduced expenses related to the Company's brokered oil program due to lower oil prices and lower volumes purchased. Combined operation and maintenance expenses in the first quarter of 1994 increased $13.7 million due primarily to higher payroll costs, including weather-related overtime. Increased royalties paid as the result of higher gas wellhead prices and higher production-related costs also contributed to the increase in operation expense. The higher depreciation and amortization charges in the 1994 first quarter were due to the increased plant investment of the subsidiaries and to higher gas production volumes by the exploration and production operations. Taxes, other than income taxes, were up $3.2 million in the 1994 quarter due in part to higher revenue-based taxes, and increased property and payroll taxes.

"Income taxes -- estimated" increased $11.3 million in the first quarter of 1994 due in part to higher pretax earnings and to the increase in the federal corporate income tax rate from 34 percent to 35 percent enacted in August 1993. Although the tax rate increase was retroactive to January 1, 1993, the higher taxes for the period prior to August 1993 were not recorded until the new tax law was enacted, which occurred in the third quarter of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER INCOME AND INTEREST CHARGES

Total other income was down $.9 million in the first three months of 1994. Interest revenues declined $.5 million primarily due to lower amounts recognized in connection with various regulatory recovery mechanisms. "Other
(net)" was down $.4 million in the 1994 quarter as various items were lower, none of which are individually significant. Total interest charges of $22.1 million in the first quarter of 1994 are relatively unchanged from those of the same period of 1993.

In connection with this discussion of results of operations, reference is made to Notes 2 through 6 to the consolidated financial statements.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended March 31, 1994 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,266,155
Operating expenses.....................................              3,002,769
    Operating income...................................                263,386
Other income...........................................                  9,596
Interest charges.......................................                 79,284
    Net income.........................................             $  193,698
    Earnings per share of common stock.................                  $2.09
    Average common shares outstanding (thousands)......                 92,890
Times fixed charges earned.............................                   4.13
______________________________________________________________________________

OTHER INFORMATION

    Rate Matters

On December 30, 1993, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $106.6 million. The rate increase request is intended to cover higher operating costs, increased plant investment, and the recovery of $9.2 million of Order 636 transition costs related to stranded facilities. The effective date of the rate increase was suspended by the FERC until July 1, 1994. If FERC approval is not received by that date, CNG Transmission will begin collecting the additional revenues, subject to refund. However, if abandonment authorization has not been received by July 1, 1994, the FERC will require CNG Transmission to remove the stranded costs from its rates.

On January 18, 1994, The East Ohio Gas Company ("East Ohio Gas") filed with the Public Utilities Commission of Ohio ("PUCO") for a $99.1 million annual increase in base rates. The rate increase request is intended to cover higher operating costs and increases in plant investment. On March 18, 1994, East Ohio Gas submitted an update to its filing, but the total amount of the annual revenue increase remained unchanged. A decision by the PUCO is expected in October 1994.

On October 29, 1993, the Public Service Commission of West Virginia ("PSC") granted Hope Gas, Inc. ("Hope Gas," a subsidiary) an indicated $1.9 million annual revenue increase effective November 1, 1993. In its March 1993 filing, Hope Gas had requested an $8.2 million increase in revenues. On November 8, 1993, Hope Gas filed a petition for rehearing in the case. On March 30, 1994, the PSC issued an order on reconsideration which set the company's authorized return on equity at 10.55 percent, resulting in an additional increase in annual revenues of $.3 million. The latter increase was effective March 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

    Exploration and Production

CNG Producing Company ("CNG Producing," a subsidiary), acting alone or with partners, was the high bidder on 10 tracts offered at the federal government's March 31, 1994, Gulf of Mexico lease sale. The company's bids totaled $6.6 million for 100 percent working interests in six tracts and 50 percent working interests in four tracts, all in the central Gulf of Mexico. If the government accepts all the bids, CNG Producing will add about 40,000 net acres to the approximately 386,000 net acres it already holds in the Gulf.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1993 Annual Report and its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended
December 31, 1993.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the first quarter of 1994, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1993 Form 10-K as then pending.

Reference is made to "Rate Matters" on page 11 for a description of certain regulatory proceedings.

ITEM 2.   CHANGES IN SECURITIES
(a) None.

(b) Limitations on the payment of dividends by the Company are set forth in
Note 8 to the consolidated financial statements, page 5, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.   OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K - None.

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1994 and 1993

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1994
______________________________________________________________________________

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     L. D. JOHNSON
                                       _______________________________________
                                       L. D. Johnson, Executive Vice President
                                             and Chief Financial Officer



                                                    S. R. MCGREEVY
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

May 13, 1994

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1994 and 1993, are filed herewith

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1994, is filed herewith
______________________________________________________________________________