Form 10-Q
period 1994-06-30
CONSOLIDATED NATURAL GAS CO
filed 1994-08-12
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED

                          JUNE 30, 1994




                 Commission File Number 1-3196



                          -------------





                CONSOLIDATED NATURAL GAS COMPANY

                     A Delaware Corporation

   CNG Tower, 625 Liberty Avenue, Pittsburgh, PA  15222-3199

                    Telephone (412) 227-1000

         IRS Employer Identification Number 13-0596475



                          -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes____X____  No_________

Number of shares of Common Stock, $2.75 Par Value, outstanding at July 31, 1994: 93,015,468

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 1994



                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1994 and 1993....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1994 (Unaudited), and December 31, 1993..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1994 and 1993..............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      6


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     14

ITEM 2.   CHANGES IN SECURITIES..................................     14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     14

ITEM 5.   OTHER INFORMATION......................................     14

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     15


SIGNATURES.......................................................     16

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

________________________________________________________________________________
____________________________
                                                                  Six Months to
Three Months to
                                                                     June 30
June 30

________________________    ____________________
                                                               1994
1993         1994        1993
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales
  Residential and commercial . . . . . . . . . . . .        $1,044,486    $
910,174    $250,580    $230,064
  Industrial . . . . . . . . . . . . . . . . . . . .            29,911
31,749       8,513      11,873
  Wholesale. . . . . . . . . . . . . . . . . . . . .             4,967
243,700       2,220      68,980
Nonregulated gas sales . . . . . . . . . . . . . . .           388,063
211,730     173,602     115,508
                                                            __________
__________    ________    ________
    Total gas sales. . . . . . . . . . . . . . . . .         1,467,427
1,397,353     434,915     426,425
Other operating revenues . . . . . . . . . . . . . .           328,177
283,243     147,093     122,645
                                                            __________
__________    ________    ________
    Total operating revenues (Note 3). . . . . . . .         1,795,604
1,680,596     582,008     549,070
                                                            __________
__________    ________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .           898,675
835,009     251,357     228,959
Other purchased products . . . . . . . . . . . . . .            41,904
34,326      19,943      15,091
Operation expense. . . . . . . . . . . . . . . . . .           320,753
303,211     146,460     140,911
Maintenance. . . . . . . . . . . . . . . . . . . . .            41,166
37,999      21,589      20,113
Depreciation and amortization. . . . . . . . . . . .           152,484
146,744      74,082      72,251
Taxes, other than income taxes . . . . . . . . . . .           101,042
93,630      46,436      42,237
                                                            __________
__________    ________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         1,556,024
1,450,919     559,867     519,562
                                                            __________
__________    ________    ________
    Operating income before income taxes . . . . . .           239,580
229,677      22,141      29,508
Income taxes - estimated . . . . . . . . . . . . . .            67,007
60,640         420       5,375
                                                            __________
__________    ________    ________
    Operating income . . . . . . . . . . . . . . . .           172,573
169,037      21,721      24,133
                                                            __________
__________    ________    ________

OTHER INCOME
Interest revenues. . . . . . . . . . . . . . . . . .             2,327
2,232       1,072         490
Other (net). . . . . . . . . . . . . . . . . . . . .             1,959
3,095       1,070       1,758
                                                            __________
__________    ________    ________
    Total other income . . . . . . . . . . . . . . .             4,286
5,327       2,142       2,248
                                                            __________
__________    ________    ________
    Income before interest charges . . . . . . . . .           176,859
174,364      23,863      26,381
                                                            __________
__________    ________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            44,597
45,327      22,436      22,243
Other interest expense . . . . . . . . . . . . . . .             2,830
2,291         425         231
Total allowance for funds used during
  construction (credit). . . . . . . . . . . . . . .            (4,555)
(5,604)     (2,067)     (2,729)
                                                            __________
__________    ________    ________
    Total interest charges . . . . . . . . . . . . .            42,872
42,014      20,794      19,745
                                                            __________
__________    ________    ________

Income before cumulative effect of change
  in accounting principle. . . . . . . . . . . . . .           133,987
132,350       3,069       6,636
Cumulative effect prior to January 1, 1993,
  of applying SFAS No. 109 (Note 4). . . . . . . . .                -
17,422          -           -
                                                            __________
__________    ________    ________

NET INCOME . . . . . . . . . . . . . . . . . . . . .        $  133,987    $
149,772    $  3,069    $  6,636
                                                            ==========
==========    ========    ========
Earnings per share of common stock,
  based on average shares outstanding
    Income before cumulative effect of change
      in accounting principle. . . . . . . . . . . .             $1.44
$1.43       $ .03       $ .07
    Cumulative effect prior to January 1, 1993,
      of applying SFAS No. 109 (Note 4). . . . . . .                -
.19          -           -
                                                                 _____
_____       _____       _____
    Net Income . . . . . . . . . . . . . . . . . . .             $1.44
$1.62       $ .03       $ .07
                                                                 =====
=====       =====       =====

Average common shares outstanding
  (thousands). . . . . . . . . . . . . . . . . . . .            92,977
92,706      93,014      92,802
Dividends declared per common share. . . . . . . . .             $ .97         $
.96       $.485       $ .48

_____________________________________________________________________________________
_______________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At June    At December
                                                       30, 1994    31, 1993
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,426,593  $ 4,362,996
Accumulated depreciation and amortization......       (1,660,763)  (1,607,606)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,765,830    2,755,390
                                                     ___________  ___________
Exploration and production properties..........        3,044,812    2,983,032
Accumulated depreciation and amortization......       (1,908,702)  (1,822,154)
                                                     ___________  ___________
     Net exploration and production properties.        1,136,110    1,160,878
                                                     ___________  ___________
     Net property, plant and equipment.........        3,901,940    3,916,268
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           35,609       27,122
Accounts receivable, less allowance for
  doubtful accounts............................          392,946      629,473
Gas stored - current portion (LIFO method).....           80,681      140,848
Materials and supplies (average cost method)...           35,663       38,784
Unrecovered gas costs (net)....................          (63,592)      (9,000)
Deferred income taxes - current portion........           36,886       23,685
Prepayments and other current assets...........          192,921      192,212
                                                     ___________  ___________
     Total current assets......................          711,114    1,043,124
                                                     ___________  ___________

OTHER ASSETS
Unamortized abandoned facilities...............           46,860       52,676
Other investments..............................           40,246       39,600
Deferred charges and other noncurrent
  assets (Notes 3 and 5).......................          367,656      357,918
                                                     ___________  ___________
     Total other assets........................          454,762      450,194
                                                     ___________  ___________
     Total assets..............................      $ 5,067,816  $ 5,409,586
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 7 and 8)
  Common stock, par $2.75
    (Issued:  1994 - 93,015,468 shares;
    1993 - 92,933,828 shares)..................      $   255,793  $   255,568
  Capital in excess of par value...............          458,197      454,081
  Retained earnings............................        1,510,545    1,466,783
                                                     ___________  ___________
     Total common stockholders' equity.........        2,224,535    2,176,432
Long-term debt.................................        1,151,420    1,158,648
                                                     ___________  ___________
     Total capitalization......................        3,375,955    3,335,080
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            4,000           -
Commercial paper...............................          141,000      455,000
Accounts payable...............................          244,485      345,126
Estimated rate contingencies and
  refunds (Note 3).............................           58,349       57,456
Taxes accrued..................................          115,713      112,098
Temporary replacement reserve - gas
  inventory (LIFO).............................            2,708           -
Other accruals and current liabilities.........          150,870      143,218
                                                     ___________  ___________
     Total current liabilities.................          717,125    1,112,898
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          764,033      783,511
Accumulated deferred investment tax credits....           34,538       35,849
Other deferred credits and noncurrent
  liabilities..................................          176,165      142,248
                                                     ___________  ___________
     Total deferred credits....................          974,736      961,608
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,067,816  $ 5,409,586
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                        Six Months to June 30
                                                          1994        1993
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................       $ 133,987   $ 149,772
Adjustments to reconcile net income to net
  cash provided by operating activities
    Cumulative effect prior to January 1, 1993,
      of applying SFAS No. 109...................              -      (17,422)
    Depreciation and amortization................         152,484     146,744
    Deferred income taxes (net)..................         (36,044)    (22,094)
    Certain changes in current assets and
      current liabilities
      Accounts receivable, less allowance for
        doubtful accounts........................         236,445     160,420
      Inventories................................          63,288      72,116
      Unrecovered gas costs (net)................          54,592      38,988
      Accounts payable...........................         (99,490)    (67,276)
      Estimated rate contingencies and refunds...             893      (2,093)
      Taxes accrued..............................           3,615         125
      Temporary replacement reserve - gas
        inventory (LIFO).........................           2,708      42,852
      Other (net)................................           5,695      15,461
    Certain changes in noncurrent assets and
      noncurrent liabilities.....................          40,855      (5,454)
    Other (net)..................................             111        (138)
                                                        _________   _________
        Net cash provided by operating activities         559,139     512,001
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (147,601)   (132,228)
Proceeds from dispositions of property, plant
  and equipment (net)............................             839        (351)
Cost of other investments (net)..................            (763)        569
                                                        _________   _________
        Net cash used in investing activities....        (147,525)   (132,010)
                                                        _________   _________

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from issuance of common stock...........             156      10,512
Purchase of debentures...........................              -     (132,993)
Notes under credit agreement (net)...............              -       50,000
Commercial paper (net)...........................        (313,097)   (215,906)
Dividends paid on common stock...................         (90,185)    (88,948)
Other (net)......................................              (1)       (144)
                                                        _________   _________
        Net cash used in financing activities....        (403,127)   (377,479)
                                                        _________   _________
        Net increase in cash and temporary
          cash investments..............................    8,487       2,512

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          27,122      43,355
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30 ..       $  35,609   $  45,867
                                                        =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  44,376   $  50,842
  Income taxes (net of refunds)..................       $  85,031   $  48,610
Non-cash financing activities
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $   3,795   $      -

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

(2) Because of the seasonal nature of the subsidiary companies' heating business, earnings for the first six months of any calendar year represent a substantial part of full year earnings. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $17,777,000 and $14,714,000 at December 31, 1993, and June 30, 1994, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $39,679,000 and $43,635,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation ("CNG Transmission," a subsidiary), for transition costs under Federal Energy Regulatory Commission ("FERC") Order 636. The estimated liability for such costs was $81,592,000 and $92,785,000 at December 31, 1993, and June 30, 1994, respectively. Additional amounts are likely to be recorded in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $45 million.

    Based on recent regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution companies should generally be able to pass through all Order 636 transition costs to their customers.

(4) Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change increased net income in the first six months of 1993 by $17,422,000, or $.19 per share, resulting primarily from the reduction in deferred income tax balances associated with the Company's nonregulated activities.

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

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

    The majority of the Company's estimated postretirement benefit costs and of the transition obligation is attributable to its rate-regulated subsidiaries. Accordingly, these subsidiaries are seeking, or intend to seek as soon as practicable, rate relief from their respective regulatory commissions for the increased level of expense resulting from the adoption of the standard. In this regard, regulatory authorities having jurisdiction over the Company's subsidiaries have indicated their intention to generally allow inclusion in rates of postretirement benefit costs determined on an accrual basis, subject to prudency and certain other conditions. As a result, the Company's rate-regulated subsidiaries have generally deferred the differences between SFAS No. 106 costs and amounts currently included in rates pending expected recovery of Statement No. 106 costs and related deferrals in regulatory proceedings. The SFAS No. 106 costs deferred at December 31, 1993, and June 30, 1994, were $27,662,000 and $42,609,000, respectively. These amounts are included in the Condensed Consolidated Balance Sheet under "Deferred charges and other noncurrent assets."

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

(7) A summary of the changes in common stock, capital in excess of par value, and treasury stock subsequent to December 31, 1993, follows:
_____________________________________________________________________________
                                Common Stock
                                    Issued        Capital in  Treasury Stock
                              ____________________           ________________
                                 Number     Value  Excess of    Number
                              of Shares    at Par  Par Value of Shares  Cost
_____________________________________________________________________________
                                                (In Thousands)
At December 31, 1993.........    92,934  $255,568   $454,081       -   $  -
Common stock issued
  Conversion of debentures...        70       193      3,669       -      -
  Stock awards (net).........         7        21        303       -      -
  Stock options..............         4        11        145       -      -
Purchase of treasury stock...        -         -          -        (4)  (179)
Sale of treasury stock.......        -         -          (1)       4    179
                                 ______  ________   ________     ____  _____
At June 30, 1994.............    93,015  $255,793   $458,197       -   $  -
                                 ======  ========   ========     ====  =====
_____________________________________________________________________________

(8) The indenture relating to the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $708,339,000 of consolidated retained earnings was free from such restrictions at June 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first six months of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $559.1 million and $512.0 million for the six months ended June 30, 1994 and 1993, respectively. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current six-month period, available cash was used to repay a substantial portion of the commercial paper borrowings outstanding at the end of 1993.

Due to the significant amount of revenues generated during the first six months of a year, the consolidated balance sheet at the end of June customarily shows an increase in cash and temporary cash investments over the balance at the end of the previous year. After the winter heating season and by June 30, accounts receivable have declined, as is customary, from the high levels at the end of December of the previous year and March of the current year. In addition, the inventory of stored gas was reduced during the first six months of 1994 due to the increased demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. This liability is reduced as the inventory is replenished, and by year-end the liability is eliminated.

The credit balances in "Unrecovered gas costs (net)" at both December 31, 1993, and June 30, 1994, reflect a temporary overrecovery position by certain subsidiaries. The overrecovery of these costs was due in part to higher actual gas sales volumes compared to the estimated sales levels included in regulatory filings. Higher estimated gas costs included in these filings, as compared with actual gas prices experienced in the first six months, was also a contributing factor. The credit balances will be reflected in future gas cost recovery filings by the subsidiaries.

During the remainder of 1994, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for replenishing gas inventories and other working capital requirements. The Company currently has back-up lines of credit totaling $475 million available to support commercial paper borrowings. An additional $125 million of back-up lines may be obtained, if necessary.

Borrowings under the Company's $300 million credit agreement may be used to temporarily finance capital expenditures. There were no amounts outstanding under this credit agreement at June 30, 1994, and December 31, 1993. Unused portions of this credit agreement may also be utilized to provide support for commercial paper notes. Additional funds, if necessary, could be obtained through the issuance of new debt securities. In this regard, the Company currently has an effective shelf registration with the SEC for the sale of up to $500 million of debentures. The amount and timing of any future sale of these debentures will depend on capital requirements and financial market conditions.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

    System Results

Net income for the first six months of 1994 was $133,987,000, or $1.44 per share, compared with $149,772,000, or $1.62 per share, in the first six months of 1993. Earnings for the first half of 1993, however, included the cumulative effect of an accounting change of $17,422,000, or 19 cents per share, for the mandatory adoption of SFAS No. 109, the new accounting standard for income taxes. Excluding the impact of the accounting change, net income was $132,350,000, or $1.43 per share, in the six months of 1993. For the second quarter of 1994, net income was $3,069,000, or 3 cents per share, down from $6,636,000, or 7 cents per share, earned in the 1993 second quarter. Due to the seasonal nature of the regulated subsidiaries' heating business, the second quarter normally is not a significant part of Consolidated's business in any year.

Higher operating costs had an impact on the results for both 1994 periods, particularly the second quarter. However, three of the Company's regulated subsidiaries have recently implemented or are pursuing rate increases that reflect higher operating expense levels, as well as investments in new facilities. The Company's second largest distribution subsidiary, The Peoples Natural Gas Company ("Peoples Natural Gas"), placed new rates into effect on July 22, 1994. Also, on July 1, the Company's interstate pipeline subsidiary, CNG Transmission, began collecting higher rates, subject to refund, in connection with its current general rate increase filing with the FERC. The Company's largest distribution subsidiary, The East Ohio Gas Company ("East Ohio Gas") expects to have new rates in effect by the winter heating season.

The impact of the higher operating costs largely offset the effect of overall colder weather in 1994. Weather in Consolidated's retail service territories through the first half of 1994 was 9.3 percent colder than in 1993 and 5.2 percent colder than normal. In the second quarter of 1994, weather was 4.3 percent colder than the year-ago period and about normal for the quarter as a whole. But in April, normally the coldest month of the quarter, the weather was 18 percent warmer than both normal and the previous April.

Other factors that affected the 1994 results were the higher federal corporate income tax rate that went into effect in the third quarter last year, lower oil prices and, in the second quarter, lower gas wellhead prices.

While the resolution of the subsidiaries' pending rate proceedings should contribute favorably to future operating results, earnings for the full year will be influenced, in large part, by weather in the fourth quarter of the year. Other factors which may significantly impact earnings during the remainder of 1994 include the levels of gas and oil prices. Since the end of the second quarter, gas prices have remained soft while oil prices have continued to slowly improve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the distribution, transmission, and exploration and production components of the Company's business.
____________________________________________________________________________
                                          Six Months to      Three Months to
                                              June 30            June 30
                                        __________________  ________________
                                          1994      1993      1994     1993
____________________________________________________________________________
OPERATING INCOME (In Millions)
Distribution . . . . . . . . . . . . .  $   92.9  $   92.0  $  (2.7) $    .9
Transmission . . . . . . . . . . . . .      50.8      53.9     16.5     17.2
Exploration and production . . . . . .      24.1      20.7      9.8     11.7
Other. . . . . . . . . . . . . . . . .        .9       1.0      (.5)      -
Intercompany eliminations and
  adjustments. . . . . . . . . . . . .       3.9       1.4     (1.4)    (5.7)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $  172.6  $  169.0  $  21.7  $  24.1
                                        ========  ========  =======  =======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,142.9  $1,006.1  $ 288.7  $ 268.5
Transmission . . . . . . . . . . . . .     235.8     504.9     97.9    170.1
Exploration and production . . . . . .     281.0     270.5    132.0    136.8
Other. . . . . . . . . . . . . . . . .     268.3     135.1    114.4     74.1
Intercompany eliminations and
  adjustments. . . . . . . . . . . . .    (132.4)   (236.0)   (51.0)  (100.4)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $1,795.6  $1,680.6  $ 582.0  $ 549.1
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     186.9     179.4     41.6     42.2
Transmission . . . . . . . . . . . . .        -       83.9       -      17.2
Exploration and production . . . . . .      94.7      89.3     46.5     42.5
Other. . . . . . . . . . . . . . . . .      95.0      48.0     44.4     25.4
Intercompany eliminations. . . . . . .     (29.1)    (64.1)   (13.0)   (25.1)
                                        ________  ________  _______  _______
  Total sales. . . . . . . . . . . . .     347.5     336.5    119.5    102.2
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .      79.4      76.7     33.3     31.8
Transmission . . . . . . . . . . . . .     419.7     307.1    142.4    108.9
Exploration and production . . . . . .        .4        .4       .2       .2
Other. . . . . . . . . . . . . . . . .       3.5        -       2.9       -
Intercompany eliminations. . . . . . .    (113.8)    (84.0)   (33.8)   (34.8)
                                        ________  ________  _______  _______
  Total transportation . . . . . . . .     389.2     300.2    145.0    106.1
                                        ========  ========  =======  =======
_____________________________________________________________________________

    Distribution

Operating income of Consolidated's gas distribution operations was $92.9 million in the first six months of 1994, up slightly from $92.0 million in 1993. Total distribution throughput was 266.3 billion cubic feet (Bcf), up 4 percent compared with 256.1 Bcf in the first half of 1993. Colder weather in the 1994 first quarter was the primary reason for the higher throughput volumes. However, higher operating costs largely offset the impact of the increased throughput. Residential gas sales increased 7.8 Bcf in the first half of 1994 to 135.1 Bcf. Commercial sales increased 1.3 Bcf to 45.6 Bcf and volumes transported for these customers were up 2.4 Bcf. Deliveries to industrial customers were also higher in the 1994 period, increasing 1.2 Bcf to
68.3 Bcf. Although industrial sales were down 1.5 Bcf to 6.1 Bcf, transportation volumes rose 2.7 Bcf to 62.2 Bcf.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the second quarter of 1994, the distribution operations experienced an operating loss of $2.7 million, compared with operating income of $856,000 in the comparable 1993 quarter. Operating results for the 1994 period reflect both higher operating costs and the warm April weather. Residential gas sales were up .8 Bcf to 30.2 Bcf, while commercial sales were 9.8 Bcf, unchanged from the year-ago period. However, gas transported for commercial customers in the 1994 quarter was 4.4 Bcf, up .8 Bcf from 1993. Industrial deliveries were flat, totaling 29.4 Bcf in the 1994 quarter and 29.6 Bcf in 1993, as lower sales were offset by higher transportation volumes.

The Company's two largest distribution subsidiaries, East Ohio Gas and Peoples Natural Gas, have been pursuing rate increases with their respective state regulatory commissions in order to reflect the higher cost of doing business in their rates. In July 1994, the rate proceedings of Peoples Natural Gas were resolved and new rates were placed into effect on July 22, reflecting an increase in annual revenues of $7.5 million. A decision on the rate increase request by East Ohio Gas is expected in October 1994.

    Transmission

Operating income of the gas transmission operations in the first six months of 1994 was $50.8 million, down 6 percent from $53.9 million in 1993. For the second quarter, operating income was $16.5 million, down from $17.2 million in the 1993 second quarter. Factors affecting transmission operating results in the first six months of 1994 included higher operating costs which have not yet been reflected in rates, higher taxes, and lower by-products prices. The comparison of the six-month periods is also affected by the one-time sale by CNG Transmission of gas from storage inventory in the 1993 period in anticipation of the implementation of FERC Order 636. The higher operating costs are being addressed in CNG Transmission's latest general rate filing with the FERC. The rate increase filing was placed into effect July 1, 1994, subject to refund.

Gas throughput for the transmission operations was 419.7 Bcf in the first six months of 1994, up from 391.0 Bcf in the first half of 1993. As a result of CNG Transmission being required to abandon its traditional sales service with the October 1, 1993 implementation of FERC Order 636, transmission throughput in 1994 consists solely of transportation volumes. Gas transported in the first half of 1993 was 307.1 Bcf, while gas sales were 83.9 Bcf, including approximately 45 Bcf of gas sold from storage inventory. These sales, made at reduced prices under alternative FERC-approved rates, increased available storage capacity for customer-owned gas supplies. In the second quarter of 1994, transmission throughput was 142.4 Bcf, compared with 126.1 Bcf in 1993. The 1993 throughput volumes included 108.9 Bcf of gas transportation and 17.2 Bcf of gas sales.

    Exploration and Production

Operating income of the exploration and production operations in the first six months of 1994 was $24.1 million, up from $20.7 million in 1993. In the second quarter, operating income was $9.8 million, down from $11.7 million in the 1993 quarter. Higher gas wellhead prices and increased gas production were the primary reasons for the improvement in operating results in the first six months of 1994. However, in the second quarter of 1994, lower wellhead prices offset the benefit of higher gas production volumes. Also, both 1994 periods were adversely affected by lower oil wellhead prices and lower oil production.

Consolidated's average gas wellhead price in the first six months of 1994 was $2.35 a thousand cubic feet, compared with $2.23 in the 1993 period. In the second quarter, the average gas price fell to $2.17 a thousand cubic feet, down 10 percent from $2.40 in the second quarter of 1993. Gas production in the first half of 1994 was 66.5 Bcf, up 9 percent from 61.1 Bcf in 1993. Second quarter gas production was 31.8 Bcf, up 12 percent from 28.5 Bcf in the 1993 quarter. Consolidated's average oil prices were lower in both 1994 periods, reflecting the overall decline in world oil prices. Wellhead prices averaged $13.54 a barrel in the six months compared with $16.90 in 1993, while prices for the quarter averaged $15.09 a barrel, down

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

from $16.89 a year ago. Oil production was 1.8 million barrels in the first half of 1994, down from 1.9 million barrels in 1993. For the second quarter, oil production was 882,000 barrels, compared with 897,000 barrels in the 1993 quarter. The lower oil production in both 1994 periods was attributable to normal production declines at older properties.

    Other

Operating income from Consolidated's "Other operations" was $.9 million in the first six months of 1994, compared with $1.0 million in 1993. In the second quarter, these operations experienced an operating loss of $.5 million, compared with a marginal profit in 1993. A large portion of the operating income of these operations in the 1994 periods, and of the operating revenues in the 1993 and 1994 periods, is attributable to CNG Gas Services Corporation ("CNG Gas Services," a subsidiary). Operating income of CNG Gas Services was $.9 million in the first six months of 1994, compared with an operating loss of $.5 million in the 1993 period. In the second quarter, this subsidiary recorded an operating loss of $.3 million, compared with a loss of $.4 million in 1993. Gas sales by CNG Gas Services totaled 95.0 Bcf in the first half of 1994, up from 48.0 Bcf in 1993. Gas sales in the second quarter were 44.4 Bcf, compared with 25.4 Bcf in 1993. Operating revenues of CNG Gas Services were $253.2 million in the first half of 1994, and $107.2 million in the second quarter. In the comparable 1993 periods, operating revenues were $118.2 million and $66.5 million, respectively.

OPERATING REVENUES

Total gas sales revenues in the first six months of 1994 increased $70.1 million from the comparable 1993 period. Gas sales volumes were 347.5 Bcf in the first half of 1994, up 11.0 Bcf from a year ago. The average unit selling price of all gas was $4.22 per thousand cubic feet (Mcf) in the 1994 six-month period, up from $4.15 per Mcf in 1993. Higher residential and commercial space heating sales due to the cold weather experienced early in the year was a significant factor for the increased sales volumes and revenues in the six months of 1994. Higher nonregulated gas sales, including increased sales of produced gas and higher sales by CNG Gas Services, also contributed to the higher revenues in 1994. As expected, wholesale sales in 1994 were significantly lower due to the abandonment by CNG Transmission of its traditional wholesale sales service, while 1993 reflected the sales of gas from inventory made by CNG Transmission in anticipation of FERC Order 636. Higher average retail sales prices and higher prices received for gas produced in the first half of 1994 also contributed to the higher revenues. In the second quarter of 1994, gas sales revenues increased $8.5 million and gas sales volumes were up 17.3 Bcf. The nationwide decline in gas prices during the 1994 quarter held back the growth in revenues, while the volume increase was mainly attributable to CNG Gas Services.

Other operating revenues increased by $45.0 million in the first six months and $24.5 million in the second quarter over the comparable 1993 periods. The increases were due primarily to higher gas transportation revenues, which were up $37.9 million in the six months and $18.1 million in the second quarter as the result of increased volumes. Storage service revenues were also higher in both 1994 periods, increasing $2.2 million in the six months and $2.4 million in the quarter, reflecting the increased level of service provided customers. Revenues from the sale of oil and condensate production declined $7.7 million in the first half of 1994 and $2.4 million in the second quarter primarily as the result of lower wellhead prices. Revenues from oil brokering were down $3.8 million in the six months of 1994 due to lower prices, but increased $.5 million in the 1994 second quarter as the result of higher volumes. Revenues from the sale of products extracted from natural gas declined $1.6 million in the first half of 1994 due to lower prices received for most categories of by-products. In the second quarter, by-product revenues increased $.8 million as higher sales volumes more than offset the impact of lower product prices. The foregoing revenue declines were offset, however, by increases in other miscellaneous revenues in both 1994 periods, including the recovery of transport costs by the Company's nonregulated operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING EXPENSES

Operating expenses, including income taxes, increased $111.5 million in the first six months of 1994 and $35.4 million in the second quarter. Total purchased gas expense was up $63.7 million in the first half and $22.4 million in the second quarter of 1994 due primarily to increased volume requirements. Other purchased products expense was higher in both 1994 periods, increasing $7.6 million in the first half and $4.9 million in the second quarter, due to increased transport capacity purchased from other pipeline companies. Combined operation and maintenance expenses were up $20.7 million in the first six months and $7.0 million in the second quarter of 1994. Higher payroll costs, including weather-related overtime during the unusually cold weather early in 1994, was the principal reason for the increased costs in the six-month period. Higher maintenance charges, increased production and gathering expenses, and higher products extraction expenses also contributed to the increases in both 1994 periods. The higher depreciation and amortization charges in both 1994 periods were due to the increased plant investment of the regulated subsidiaries and to higher gas production volumes by the exploration and production operations. Taxes, other than income taxes, were higher in both the first half and second quarter of 1994 due in part to higher revenue-based taxes, and increased property and payroll taxes.

"Income taxes -- estimated" increased $6.4 million in the first six months of 1994 due in part to higher pretax earnings and to the increase in the federal corporate income tax rate from 34 percent to 35 percent enacted in August 1993. Although the tax rate increase was retroactive to January 1, 1993, the higher taxes for the period prior to August 1993 were not recorded until the new tax law was enacted, which occurred in the third quarter of 1993. Lower pretax earnings was the primary factor for the reduction in income tax expense in the 1994 second quarter.

In connection with this discussion of results of operations, reference is also made to Notes 2 through 6 to the consolidated financial statements.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended June 30, 1994 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,299,093
Operating expenses.....................................              3,038,119
    Operating income...................................                260,974
Other income...........................................                  9,490
Interest charges.......................................                 80,333
    Net income.........................................             $  190,131
    Earnings per share of common stock.................                  $2.05
    Average common shares outstanding (thousands)......                 92,942
Times fixed charges earned.............................                   4.02
______________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER INFORMATION

    FERC Order 636 Transition Costs

On June 30, 1994, CNG Transmission filed with the FERC for recovery, through a direct bill mechanism, of an additional $9.8 million of Order 636 transition costs. These billings are in addition to the $178 million of transition costs CNG Transmission began collecting in late 1993. On July 29, 1994, the FERC accepted CNG Transmission's filing with an effective date of July 30, 1994, subject to refund. In accordance with the terms of its FERC-approved Order 636 settlement, CNG Transmission can seek recovery through March 1995 of additional transition costs incurred relating to transactions prior to its October 1, 1993 Order 636 implementation date.

On July 21, 1994, the Pennsylvania Public Utility Commission ("PUC") granted Peoples Natural Gas approval to recover, through a volumetric surcharge, the non-gas cost related portion of Order 636 transition costs billed by upstream pipeline companies. The surcharge will be recalculated every three months depending on the level of transition costs billed by the pipelines and transition cost recovery decisions made by the FERC. Peoples Natural Gas will continue to recover gas cost related transition costs through its periodic gas cost recovery filings.

On July 14, 1994, The Public Utilities Commission of Ohio ("PUCO") approved a stipulation and recommendation ("Settlement") allowing the recovery of Order 636 transition costs by East Ohio Gas. In accordance with the Settlement, East Ohio Gas will recover the unrecovered gas cost portion of transition costs from its tariff customers through the gas cost recovery ("GCR") mechanism. Gas supply realignment costs billed by the pipelines will be recovered by East Ohio Gas from its sales customers, through the GCR mechanism, and from its transportation customers, through a surcharge.

    Federal and State Regulatory Matters

As previously reported, on December 30, 1993, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $106.6 million. The rate increase request was intended to cover higher operating costs, increased plant investment, and the recovery of $9.2 million of Order 636 transition costs related to stranded facilities. This increase was allowed to go into effect on July 1, 1994, subject to refund. In its June 30, 1994 compliance filing, CNG Transmission reduced its proposed recovery of stranded facilities costs from $9.2 million to approximately $3 million while maintaining an overall revenue increase of $106.6 million.

On July 21, 1994, the Pennsylvania PUC approved a general rate increase of $7.5 million in annual revenues in the Peoples Natural Gas rate case which had been filed in October 1993. In its filing, Peoples Natural Gas had requested a $28.4 million increase in base rates. The new rates became effective July 22, 1994.

On June 23, 1994, the PUCO approved the merger of the Company's River Gas Company ("River Gas") subsidiary into East Ohio Gas. Approval of the merger had been obtained earlier from the SEC under the Public Utility Holding Company Act of 1935. The merger of the two subsidiaries was effected in July 1994. East Ohio Gas and River Gas will maintain separate base rates at current levels as well as separate gas cost recovery rates until a decision is rendered by the PUCO on the East Ohio Gas rate increase request currently pending. A decision by the PUCO in that proceeding is expected in October 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

    Gas Market Hubs

On July 1, 1994, the previously announced CNG/Sabine Center "superhub" began operations. This market center, developed by CNG Transmission and Texaco's Sabine Pipe Line Company, offers intra-hub transfers, short-term parking, wheeling and an accounting service for gas supplies. The hub makes use of the gas transmission and storage system of CNG Transmission, enabling customers, such as utilities, interstate pipelines, large end-users and marketers, to deliver or receive gas at various points in six Midwestern and Northeastern states, including interconnections with every major pipeline in those areas. Sabine Hub Services Company, a subsidiary of Sabine Pipe Line Company, is currently operating the hub. CNG Transmission will join in operating the center when SEC approval under the Public Utility Holding Company Act of 1935 is obtained.

Also, in May 1994, East Ohio Gas and Williams Energy Ventures, Inc., agreed to establish a gas trading hub at Lebanon, Ohio. East Ohio Gas will operate and manage the hub, which will be a point on "Streamline," a computerized network for cash-market natural gas trades that has been developed by Williams. Streamline will handle cash-market transactions from the time traders enter a buy or sell position, through matching and credit checking, to contract administration and physical delivery at a market hub. The hub is expected to be developed in two phases, and will eventually connect with six of the nation's largest pipelines. The Lebanon Streamline point is separate from, but complementary to, the CNG/Sabine Center.

    Exploration and Production

The federal government awarded CNG Producing Company ("CNG Producing," a subsidiary) all 10 leases on which it, either alone or with partners, was high bidder in the March 1994 Gulf of Mexico lease sale. CNG Producing acquired 100 percent working interests in six tracts and 50 percent working interests in four others at a cost of $6.6 million. All of the properties are located in the central Gulf of Mexico.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1993 Annual Report, its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993, and its quarterly report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1994.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the second quarter of 1994, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1993 Form 10-K or in any earlier Form 10-Q for 1994 as then pending.

Reference is made to "FERC Order 636 Transition Costs" and "Federal and State Regulatory Matters" on page 12 for a description of certain regulatory proceedings.

ITEM 2.   CHANGES IN SECURITIES
(a) None.

(b) Limitations on the payment of dividends by the Company are set forth in
Note 8 to the consolidated financial statements, page 5, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's Annual Meeting of Shareholders was held on May 17, 1994. Common shareholders voted on the election of two Directors for a three-year term expiring May 1997, the ratification of the appointment of independent accountants for the year 1994, and a proposal to approve the adoption of a Restricted Stock Plan for non-employee Directors. The voting results on these matters were as follows:

1.  Election of Directors

                                Votes                    Votes       Broker
    Nominees                     For       Exceptions   Withheld    Non-Votes
    ________                  __________   __________   ________    _________

Steven A. Minter              77,654,157     24,149    1,670,363        0
Lois Wyse                     77,314,919    363,387    1,670,363        0

Directors whose term of office continued after the meeting:
Term expiring May 1995:  J. W. Connolly, George A. Davidson, Jr.,
                         Lester D. Johnson and Richard P. Simmons
Term expiring May 1996:  Paul E. Lego, Theodore Levitt and Walter R. Peirson

2.  Appointment of
    Price Waterhouse as         Votes         Votes                   Broker
    Independent Accountants      For         Against  Abstentions   Non-Votes
                              __________     _______  ___________  _________

                              78,080,049     844,585     424,035        0

3.  Adoption of Non-Employee
    Directors' Restricted       Votes         Votes                   Broker
    Stock Plan                   For         Against  Abstentions   Non-Votes
                              __________     _______  ___________   _________

                              70,216,872   7,526,362   1,605,435        0

ITEM 5.   OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K - None.

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

(11)  Statement re Computation of Per Share Earnings:
      Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended
      June 30, 1994 and 1993

(12)  Statement re Computation of Ratios:
      Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1994
______________________________________________________________________________

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

August 12, 1994

                               EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

(11)  Statement re Computation of Per Share Earnings:
      Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended
      June 30, 1994 and 1993

(12)  Statement re Computation of Ratios:
      Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1994
______________________________________________________________________________