Form 10-Q
period 1994-09-30
CONSOLIDATED NATURAL GAS CO
filed 1994-11-10
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTER ENDED

                      SEPTEMBER 30, 1994




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at October 31, 1994: 93,025,842

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 1994


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page

ITEM 1.     FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1994 and 1993. .    1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at September 30, 1994 (Unaudited), and December 31, 1993 . . . . .    2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Nine Months Ended September 30, 1994 and 1993. . . . . . .    3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .    4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .    6


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   14

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . .   14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .   14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   14

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .   14

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

________________________________________________________________________________
____________________________
                                                                 Nine Months to
Three Months to
                                                                  September 30
September 30

________________________    ____________________
                                                               1994
1993         1994        1993
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales
  Residential and commercial . . . . . . . . . . . .        $1,176,542
$1,050,022    $132,056    $139,848
  Industrial . . . . . . . . . . . . . . . . . . . .            38,090
40,767       8,179       9,018
  Wholesale. . . . . . . . . . . . . . . . . . . . .            12,318
318,941       7,351      75,241
Nonregulated gas sales . . . . . . . . . . . . . . .           552,923
342,524     164,860     130,794
                                                            __________
__________    ________    ________
    Total gas sales. . . . . . . . . . . . . . . . .         1,779,873
1,752,254     312,446     354,901
Other operating revenues . . . . . . . . . . . . . .           467,560
401,690     139,383     118,447
                                                            __________
__________    ________    ________
    Total operating revenues (Note 3). . . . . . . .         2,247,433
2,153,944     451,829     473,348
                                                            __________
__________    ________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .         1,096,212
1,026,138     197,537     191,129
Other purchased products . . . . . . . . . . . . . .            48,367
47,165       6,463      12,839
Operation expense. . . . . . . . . . . . . . . . . .           457,156
442,319     136,403     139,108
Maintenance. . . . . . . . . . . . . . . . . . . . .            63,724
61,466      22,558      23,467
Depreciation and amortization. . . . . . . . . . . .           214,664
219,196      62,180      72,452
Taxes, other than income taxes . . . . . . . . . . .           145,720
135,503      44,678      41,873
                                                            __________
__________    ________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         2,025,843
1,931,787     469,819     480,868
                                                            __________
__________    ________    ________
    Operating income before income taxes . . . . . .           221,590
222,157     (17,990)     (7,520)
Income taxes - estimated (Note 4). . . . . . . . . .            55,065
64,509     (11,942)      3,869
                                                            __________
__________    ________    ________
    Operating income . . . . . . . . . . . . . . . .           166,525
157,648      (6,048)    (11,389)
                                                            __________
__________    ________    ________

OTHER INCOME
Interest revenues. . . . . . . . . . . . . . . . . .             3,184
2,693         857         461
Other (net). . . . . . . . . . . . . . . . . . . . .             3,076
4,381       1,117       1,286
                                                            __________
__________    ________    ________
    Total other income . . . . . . . . . . . . . . .             6,260
7,074       1,974       1,747
                                                            __________
__________    ________    ________
    Income before interest charges . . . . . . . . .           172,785
164,722      (4,074)     (9,642)
                                                            __________
__________    ________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            66,692
65,178      22,095      19,851
Other interest expense . . . . . . . . . . . . . . .             3,391
5,212         561       2,921
Total allowance for funds used during
  construction (credit). . . . . . . . . . . . . . .            (6,728)
(8,053)     (2,173)     (2,449)
                                                            __________
__________    ________    ________
    Total interest charges . . . . . . . . . . . . .            63,355
62,337      20,483      20,323
                                                            __________
__________    ________    ________

Income before cumulative effect of change
  in accounting principle. . . . . . . . . . . . . .           109,430
102,385     (24,557)    (29,965)
Cumulative effect prior to January 1, 1993,
  of applying SFAS No. 109 (Note 4). . . . . . . . .                -
17,422          -           -
                                                            __________
__________    ________    ________

NET INCOME . . . . . . . . . . . . . . . . . . . . .        $  109,430    $
119,807    $(24,557)   $(29,965)
                                                            ==========
==========    ========    ========
Earnings per share of common stock,
  based on average shares outstanding
    Income before cumulative effect of change
      in accounting principle. . . . . . . . . . . .            $ 1.18        $
1.10      $ (.26)     $ (.32)
    Cumulative effect prior to January 1, 1993,
      of applying SFAS No. 109 (Note 4). . . . . . .                -
.19          -           -
                                                                ______
______      ______      ______
    Net Income . . . . . . . . . . . . . . . . . . .            $ 1.18        $
1.29      $ (.26)     $ (.32)
                                                                ======
======      ======      ======

Average common shares outstanding
  (thousands). . . . . . . . . . . . . . . . . . . .            92,991
92,769      93,017      92,893
Dividends declared per common share. . . . . . . . .            $1.455        $
1.44      $ .485      $  .48

_____________________________________________________________________________________
_______________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
____________________________________________________________________________
                                                   At September  At December
                                                     30, 1994     31, 1993
                                                    (Unaudited)
____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant. . . . . . . . . . .   $ 4,497,097   $ 4,362,996
Accumulated depreciation and amortization. . . .    (1,685,946)   (1,607,606)
                                                   ___________   ___________
      Net gas utility and other plant. . . . . .     2,811,151     2,755,390
                                                   ___________   ___________
Exploration and production properties. . . . . .     3,087,725     2,983,032
Accumulated depreciation and amortization. . . .    (1,938,528)   (1,822,154)
                                                   ___________   ___________
      Net exploration and production properties.     1,149,197     1,160,878
                                                   ___________   ___________
      Net property, plant and equipment. . . . .     3,960,348     3,916,268
                                                   ___________   ___________

CURRENT ASSETS
Cash and temporary cash investments. . . . . . .        23,281        27,122
Accounts receivable, less allowance for
  doubtful accounts. . . . . . . . . . . . . . .       303,323       629,473
Gas stored - current portion (LIFO method) . . .       211,570       140,848
Materials and supplies (average cost method) . .        35,840        38,784
Unrecovered gas costs (net). . . . . . . . . . .       (79,684)       (9,000)
Deferred income taxes - current portion. . . . .        49,944        23,685
Prepayments and other current assets . . . . . .       177,872       192,212
                                                   ___________   ___________
      Total current assets . . . . . . . . . . .       722,146     1,043,124
                                                   ___________   ___________

OTHER ASSETS
Unamortized abandoned facilities . . . . . . . .        43,908        52,676
Other investments. . . . . . . . . . . . . . . .        40,396        39,600
Deferred charges and other noncurrent
  assets (Notes 3 and 5) . . . . . . . . . . . .       344,759       357,918
                                                   ___________   ___________
      Total other assets . . . . . . . . . . . .       429,063       450,194
                                                   ___________   ___________
      Total assets . . . . . . . . . . . . . . .   $ 5,111,557   $ 5,409,586
                                                   ===========   ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 7 and 8)
  Common stock, par $2.75
    (Issued:  1994 - 93,021,420 shares;
    1993 - 92,933,828 shares). . . . . . . . . .   $   255,809   $   255,568
  Capital in excess of par value . . . . . . . .       458,407       454,081
  Retained earnings. . . . . . . . . . . . . . .     1,440,873     1,466,783
                                                   ___________   ___________
      Total common stockholders' equity. . . . .     2,155,089     2,176,432
Long-term debt . . . . . . . . . . . . . . . . .     1,151,696     1,158,648
                                                   ___________   ___________
      Total capitalization . . . . . . . . . . .     3,306,785     3,335,080
                                                   ___________   ___________

CURRENT LIABILITIES
Current maturities on long-term debt . . . . . .         4,000            -
Commercial paper . . . . . . . . . . . . . . . .       278,000       455,000
Accounts payable . . . . . . . . . . . . . . . .       253,885       345,126
Estimated rate contingencies and
  refunds (Note 3) . . . . . . . . . . . . . . .        80,841        57,456
Taxes accrued. . . . . . . . . . . . . . . . . .        83,395       112,098
Other accruals and current liabilities . . . . .       162,132       143,218
                                                   ___________   ___________
      Total current liabilities. . . . . . . . .       862,253     1,112,898
                                                   ___________   ___________

DEFERRED CREDITS
Deferred income taxes. . . . . . . . . . . . . .       751,591       783,511
Accumulated deferred investment tax credits. . .        33,882        35,849
Other deferred credits and noncurrent
  liabilities. . . . . . . . . . . . . . . . . .       157,046       142,248
                                                   ___________   ___________
      Total deferred credits . . . . . . . . . .       942,519       961,608
                                                   ___________   ___________

COMMITMENTS AND CONTINGENCIES
                                                   ___________   ___________
      Total stockholders' equity and liabilities   $ 5,111,557   $ 5,409,586
                                                   ===========   ===========
____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                 Nine Months to September 30
                                                 ___________________________
                                                         1994         1993
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . .  $ 109,430    $ 119,807
Adjustments to reconcile net income to net
  cash provided by operating activities
    Cumulative effect prior to January 1, 1993,
      of applying SFAS No. 109 . . . . . . . . . . .         -       (17,422)
    Depreciation and amortization. . . . . . . . . .    214,664      219,196
    Deferred income taxes (net). . . . . . . . . . .    (60,633)      17,522
    Certain changes in current assets and
      current liabilities
      Accounts receivable, less allowance for
        doubtful accounts. . . . . . . . . . . . . .    325,252      181,777
      Inventories. . . . . . . . . . . . . . . . . .    (67,778)      (4,059)
      Unrecovered gas costs (net). . . . . . . . . .     70,684       27,285
      Accounts payable . . . . . . . . . . . . . . .    (88,962)     (52,696)
      Estimated rate contingencies and refunds . . .     23,385      (18,319)
      Taxes accrued. . . . . . . . . . . . . . . . .    (28,703)     (70,960)
      Other (net). . . . . . . . . . . . . . . . . .     32,926       32,171
    Certain changes in noncurrent assets and
      noncurrent liabilities . . . . . . . . . . . .     49,376       (5,794)
    Other (net). . . . . . . . . . . . . . . . . . .        115          (91)
                                                      _________    _________
        Net cash provided by operating activities. .    579,756      428,417
                                                      _________    _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions. . .   (270,053)    (219,264)
Proceeds from dispositions of property, plant
  and equipment (net). . . . . . . . . . . . . . . .        683        2,938
Cost of other investments (net). . . . . . . . . . .     (2,296)        (159)
                                                      _________    _________
        Net cash used in investing activities. . . .   (271,666)    (216,485)
                                                      _________    _________

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from issuance of common stock . . . . . . .        240       12,983
Proceeds from issuance of debentures . . . . . . . .         -       147,273
Purchase of debentures . . . . . . . . . . . . . . .         -      (283,208)
Commercial paper (net) . . . . . . . . . . . . . . .   (176,872)      42,387
Dividends paid on common stock . . . . . . . . . . .   (135,298)    (133,526)
Other (net). . . . . . . . . . . . . . . . . . . . .         (1)        (865)
                                                      _________    _________
        Net cash used in financing activities. . . .   (311,931)    (214,956)
                                                      _________    _________
        Net decrease in cash and
          temporary cash investments . . . . . . . .     (3,841)      (3,024)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1 . .     27,122       43,355
                                                      _________    _________
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.  $  23,281    $  40,331
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized). . . . . . .  $  53,984    $  63,210
  Income taxes (net of refunds). . . . . . . . . . .  $ 117,914    $  86,762
Non-cash financing activities
  Conversion of 7 1/4% Convertible
    Subordinated Debentures. . . . . . . . . . . . .  $   3,795    $      -
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

(2) Because of the seasonal nature of the subsidiary companies' heating business, earnings for the first six months of any calendar year represent a substantial part of full year earnings. Because of low seasonal demand for gas during the summer months, third quarter results are usually the least significant of the year for Consolidated. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $17,777,000 and $34,119,000 at December 31, 1993, and September 30, 1994, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $39,679,000 and $46,722,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation ("CNG Transmission," a subsidiary), for transition costs under Federal Energy Regulatory Commission ("FERC") Order 636. The estimated liability for such costs was $81,592,000 and $78,654,000 at December 31, 1993, and September 30, 1994, respectively. Additional amounts are likely to be recorded in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $40 million.

    Based on regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution companies should generally be able to pass through all Order 636 transition costs to their customers.

(4) Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change increased net income in the first nine months of 1993 by $17,422,000, or $.19 per share, resulting primarily from the reduction in deferred income tax balances associated with the Company's nonregulated activities.

    The adjustment to deferred income tax assets and liabilities required by SFAS No. 109 resulting from the increase in the federal corporate income tax rate from 34 percent to 35 percent increased deferred income tax expense (thereby reducing operating income) in the third quarter of 1993 by $11,429,000, or $.12 per share. In addition, income taxes based on 1993 pretax earnings increased by $1,603,000, or $.02 per share, in the third quarter of 1993 due to the retroactive provision of the tax law to January 1, 1993.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(5) Effective January 1, 1993, the Company adopted the provisions of SFAS
No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the estimated future costs of providing postretirement benefits, such as healthcare and life insurance, be recognized as an expense and a liability during the employees' service periods. As permitted under the standard, the Company elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption ("transition obligation") over a 20-year period.

    The majority of the Company's estimated postretirement benefit costs and of the transition obligation is attributable to its rate-regulated subsidiaries. Accordingly, these subsidiaries are seeking, or intend to seek as soon as practicable, rate relief from their respective regulatory commissions for the increased level of expense resulting from the adoption of the standard. In this regard, regulatory authorities having jurisdiction over the Company's subsidiaries have indicated their intention to generally allow inclusion in rates of postretirement benefit costs determined on an accrual basis, subject to prudency and certain other conditions. As a result, the Company's rate-regulated subsidiaries have generally deferred the differences between SFAS No. 106 costs and amounts currently included in rates pending expected recovery of SFAS No. 106 costs and related deferrals in regulatory proceedings. The SFAS No. 106 costs deferred at December 31, 1993, and September 30, 1994, were $27,662,000 and $50,307,000, respectively. These amounts are included in the Condensed Consolidated Balance Sheet under "Deferred charges and other noncurrent assets."

(6) Effective January 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires the accrual of a liability forpostemployment benefit obligations if certain specified conditions are met. The adoption of the standard did not have a material effect on the Company's financial position, results of operations or cash flows.

(7) A summary of the changes in common stock, capital in excess of par value, and treasury stock subsequent to December 31, 1993, follows:
_____________________________________________________________________________
                                Common Stock
                                    Issued        Capital in  Treasury Stock
                              ___________________            ________________
                                 Number     Value  Excess of    Number
                              of Shares    at Par  Par Value of Shares   Cost
_____________________________________________________________________________
                                                (In Thousands)
At December 31, 1993.........    92,934  $255,568   $454,081       -   $  -
Common stock issued
  Conversion of debentures...        70       193      3,669       -      -
  Stock awards (net).........        11        30        436       -      -
  Stock options..............         6        18        222       -      -
Purchase of treasury stock...        -         -          -        (6)  (254)
Sale of treasury stock.......        -         -          (1)       6    254
                                 ______  ________   ________    _____  _____
At September 30, 1994........    93,021  $255,809   $458,407       -   $  -
                                 ======  ========   ========    =====  =====
_____________________________________________________________________________


(8) The indenture relating to the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $638,592,000 of consolidated retained earnings was free from such restrictions at September 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of low seasonal demand for gas during the summer months, sales and transportation revenues are lower during this period compared to the first and second quarters, and third quarter results generally range from a loss to a small profit. This seasonal decline in revenues and operating results usually contributes to lower cash flows from operations through the first nine months of the year as compared with the first half of the year. However, net cash provided from operations was higher in the first nine months of 1994. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $579.8 million and $428.4 million for the nine months ended September 30, 1994 and 1993, respectively. Increased gas sales and transportation revenues during the first half of 1994 were the primary factors for the higher net operating cash flows. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current nine-month period, available cash was used to repay a portion of the commercial paper borrowings outstanding at the end of 1993.

Due to the seasonality of the regulated subsidiaries' heating business, the balance sheet at the end of September customarily shows a significant decrease in accounts receivable from the balance at the end of the previous year. Also, by September 30, gas inventories which had been withdrawn during the early partof the year have been substantially replenished for the forthcoming heating season.

The credit balances in "Unrecovered gas costs (net)" at both December 31, 1993, and September 30, 1994, reflect a temporary overrecovery position at certain subsidiaries. The overrecovery of these costs was due in part to higher actual gas sales volumes compared to the estimated sales levels included in regulatory filings. Higher estimated gas costs included in these filings, as compared with actual gas prices experienced during 1994, was also a contributing factor. The credit balances will be reflected in future gas cost recovery filings by the subsidiaries.

During the remainder of 1994, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. The Company currently has back-up lines of credit totaling $475 million available to support commercial paper borrowings. An additional $125 million of back-up lines may be obtained, if necessary.

Borrowings under the Company's $300 million credit agreement may be used to temporarily finance capital expenditures. There were no amounts outstanding under this credit agreement at September 30, 1994, and December 31, 1993. Unused portions of this credit agreement may also be utilized to provide support for commercial paper notes. Additional funds, if necessary, could be obtained through the issuance of new debt securities. In this regard, the Company currently has an effective shelf registration with the SEC for the sale of up to $500 million of debentures. The amount and timing of any future sale of these debentures will depend on capital requirements and financial market conditions.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

    System Results

Net income for the first nine months of 1994 was $109,430,000, or $1.18 per share, compared with $119,807,000, or $1.29 per share, in the first nine months of 1993. The 1993 period included the cumulative effect of an accounting change of $17,422,000, or 19 cents per share, for the mandatory adoption of SFAS No. 109, the accounting standard for income taxes. The effect of this accounting change was offset in part, however, by higher income taxes due to the increase in the federal corporate income tax rate from 34 percent to 35 percent enacted in August 1993. The impact of this rate change, which was recorded in the third quarter of 1993, included an $11,429,000, or 12 cents a share, adjustment to deferred income tax expense, thereby reducing 1993 net income. Excluding the effects of these two items, Consolidated earned $113,814,000, or $1.22 per share, in the first nine months of 1993.

Higher operating costs had an impact on the results for the first nine months of 1994. However, four of the Company's regulated subsidiaries have recently implemented or are pursuing rate increases that include higher operating expense levels, as well as investments in new facilities. The Company's second largest distribution subsidiary, The Peoples Natural Gas Company ("Peoples Natural Gas"), placed new rates into effect on July 22, 1994. In November, the Company's largest distribution subsidiary, The East Ohio Gas Company ("East Ohio Gas"), received final approval of the settlement reached in its current rate case. Under the settlement, new rates take effect in two phases: a $62.4 million annual revenue increase began November 8, 1994, and a $6.2 million revenue increase will become effective on November 8, 1995. On July 1, the Company's interstate pipeline subsidiary, CNG Transmission, began collecting higher rates, subject to refund, in connection with its current general rate increase filing with the FERC. On October 1, Virginia Natural Gas, Inc. ("Virginia Natural Gas") placed higher rates into effect, subject to refund, in connection with its recent general rate filing.

The impact of the higher operating costs largely offset the effect of overall colder weather in 1994. Weather in Consolidated's retail service territories through the first nine months of 1994 was 8.1 percent colder than in 1993 and
4.9 percent colder than normal.

Third quarter 1994 results reflected a net loss of $24,557,000, or 26 cents a share, compared with a net loss of $29,965,000, or 32 cents a share, in the 1993 period. Consolidated's utility operations normally experience a loss in the third quarter because of low seasonal demand for gas in the summer months. However, the third quarter 1993 results include the adjustment to deferred income tax expense to reflect the change in the tax rate discussed above and an additional charge of $1,603,000, or 2 cents a share, to reflect the increase in current taxes due to the retroactive provision of the tax law to January 1, 1993. Excluding the impact of these two adjustments, the third quarter 1993 net loss was $16,933,000, or 18 cents a share. The low prices for natural gas that have prevailed nationwide had a significant impact on Consolidated's performance during the third quarter of 1994. The Company's average wellhead price was $1.97 per thousand cubic feet (Mcf), down from $2.26 a year earlier. Third quarter gas production was down 24 percent to 22.2 billion cubic feet
(Bcf), due primarily to the decision to shut-in a portion of the Company's offshore gas production in August and September as a result of low prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the distribution, transmission, and exploration and production components of the Company's business.
____________________________________________________________________________
                                          Nine Months to     Three Months to
                                           September 30       September 30
                                        __________________   _______________
                                          1994      1993      1994     1993
____________________________________________________________________________
OPERATING INCOME (In Millions)
Distribution . . . . . . . . . . . . .  $   65.5  $   68.1   $ (27.4) $(23.9)
Transmission . . . . . . . . . . . . .      69.2      69.9      18.4    16.0
Exploration and production . . . . . .      28.5      20.2       4.4     (.5)
Other. . . . . . . . . . . . . . . . .        .2       1.2       (.7)     .2
Intercompany eliminations and
  adjustments. . . . . . . . . . . . .       3.1      (1.8)      (.8)   (3.2)
                                        ________  ________   _______  ______
  Total. . . . . . . . . . . . . . . .  $  166.5  $  157.6   $  (6.1) $(11.4)
                                        ========  ========   =======  ======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,308.2  $1,180.3   $ 165.3  $174.2
Transmission . . . . . . . . . . . . .     348.2     682.1     112.4   177.2
Exploration and production . . . . . .     382.0     395.1     101.0   124.6
Other. . . . . . . . . . . . . . . . .     385.0     218.7     116.7    83.6
Intercompany eliminations and
  adjustments. . . . . . . . . . . . .    (176.0)   (322.3)    (43.6)  (86.3)
                                        ________  ________   _______  ______
  Total. . . . . . . . . . . . . . . .  $2,247.4  $2,153.9   $ 451.8  $473.3
                                        ========  ========   =======  ======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     207.1     201.5      20.2    22.1
Transmission . . . . . . . . . . . . .        -      100.1        -     16.2
Exploration and production . . . . . .     133.3     130.2      38.6    40.9
Other. . . . . . . . . . . . . . . . .     146.1      77.7      51.1    29.7
Intercompany eliminations. . . . . . .     (37.1)    (82.9)     (8.0)  (18.8)
                                        ________  ________   _______  ______
  Total sales. . . . . . . . . . . . .     449.4     426.6     101.9    90.1
                                        ========  ========   =======  ======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .     108.7     106.4      29.3    29.7
Transmission . . . . . . . . . . . . .     541.5     408.6     121.8   101.5
Exploration and production . . . . . .       1.0        .6        .6      .2
Other. . . . . . . . . . . . . . . . .       5.3        -        1.8      -
Intercompany eliminations. . . . . . .    (140.7)   (111.8)    (26.9)  (27.8)
                                        ________  ________   _______  ______
  Total transportation . . . . . . . .     515.8     403.8     126.6   103.6
                                        ========  ========   =======  ======
____________________________________________________________________________

    Distribution

In the first nine months of 1994, operating income of Consolidated's gas distribution operations was $65.5 million, off 4 percent from the $68.1 million earned in the comparable 1993 period. Total distribution throughput was 315.8 Bcf, up 3 percent compared with 307.9 Bcf in the first nine months of 1993. Colder weather in the 1994 first quarter was the primary reason for the higher throughput volumes. However, higher operating costs more than offset the gains resulting from the higher throughput. Three of the Company's distribution subsidiaries, East Ohio Gas, Peoples Natural Gas, and Virginia Natural Gas, have been or are currently pursuing rate increases with their respective state regulatory commissions to reflect the higher costs of doing business (see "Federal and State Regulatory Matters," page 12).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Residential gas sales increased 6.3 Bcf in the first nine months of 1994 to
148.4 Bcf. Commercial sales increased 1.1 Bcf to 50.7 Bcf, while volumes transported to these customers were up 2.9 Bcf. Deliveries to industrial customers were also higher in the 1994 period, increasing 1.4 Bcf to 96.5 Bcf. Although industrial sales were down 1.7 Bcf to 7.8 Bcf, transportation volumes rose 3.1 Bcf to 88.7 Bcf.

In the third quarter, the distribution operations experienced an operating loss of $27.4 million, compared with an operating loss of $23.9 million in the 1993 quarter. The results for both quarterly periods reflect the seasonal nature of these subsidiary companies' heating business. Consistent with the first half of 1994, third quarter results were affected by higher operating expenses. Third quarter throughput was 49.5 Bcf, down 2.3 Bcf from the third quarter of 1993.

    Transmission

Operating income of the gas transmission operations in the first nine months of 1994 was $69.2 million, or about even with the $69.9 million earned in 1993. For the third quarter, operating income was $18.4 million, up from $16.0 million in the 1993 third quarter. A positive factor for both 1994 periods was the favorable resolution in the third quarter of suppliers' take-or-pay contract matters from previous years.

Gas throughput for the transmission operations was 541.5 Bcf in the first nine months of 1994, up from 508.7 Bcf in the comparable 1993 period. As a result of CNG Transmission being required to abandon its traditional sales service with the October 1, 1993 implementation of FERC Order 636, transmission throughput in 1994 consists solely of transportation volumes. In 1993, gas transported in the first nine months was 408.6 Bcf, while gas sales were 100.1 Bcf, including approximately 58 Bcf of gas sold from storage inventory. These sales, made at reduced prices under alternative FERC-approved rates, increased available storage capacity for customer-owned gas supplies. In the third quarter of 1994, transmission throughput was 121.8 Bcf, compared to 117.7 Bcf in 1993. The 1993 throughput volumes included 101.5 Bcf of gas transportation and 16.2 Bcf of gas sales, including 13 Bcf of sales from storage inventory.

    Exploration and Production

Operating income for Consolidated's exploration and production operations for the first nine months of 1994 was $28.5 million, up from $20.2 million in the comparable 1993 period. In the third quarter, operating income was $4.4 million, compared with an operating loss of $.5 million in the 1993 quarter. These amounts are on an after-tax basis consistent with the Statement of Income where income taxes are classified as an operating expense. However, as a result of the increase in the federal income tax rate in 1993, the comparisons of operating income between years are significantly distorted. On a pretax basis, operating income of the exploration and production operations was $30.8 million and $29.1 million for the nine months ended September 30, 1994 and 1993, respectively, and $2.7 million and $7.3 million for the respective third quarter periods.

The 1994 third quarter results were significantly affected by lower average gas wellhead prices. The low level of prices led to the voluntary shut-in of production during the third quarter. The lower production, together with the recognition of additional proved gas and oil reserves in the Gulf of Mexico, however, resulted in lower depreciation and amortization expense in the 1994 period (see "Exploration and Production," page 13).

Consolidated's average gas wellhead price in the first nine months of 1994 was $2.26 per Mcf, compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

with $2.24 in the 1993 period. In the third quarter, the average gas price was $1.97 per Mcf, significantly lower than $2.26 in the third quarter of 1993.
Gas production in the first nine months of 1994 was 88.7 Bcf, down 2 percent from 90.3 Bcf in 1993. Third quarter gas production was 22.2 Bcf, down 24 percent from 29.2 Bcf in 1993 due to the partial shut-in of production.

Consolidated's average oil price was $14.01 a barrel in the first nine months of 1994, down 14 percent from $16.29 in the comparable 1993 period, reflecting the overall decline in world oil prices. Prices for the quarter averaged $15.16 a barrel, flat compared with $15.10 a barrel in 1993. Oil production was 2.5 million barrels in the first nine months of 1994, down from 2.8 million barrels in 1993. For the third quarter, oil production was 708,000 barrels, down 26 percent from 956,000 barrels in 1993. The lower oil production in both 1994 periods was attributable to normal production declines at older properties in addition to the shut-in of production during the third quarter.

    Other

Operating income from Consolidated's "Other operations" was $.2 million in the first nine months of 1994, compared with $1.2 million in 1993. In the third quarter, these operations experienced an operating loss of $.7 million, compared with operating income of $.2 million in 1993. A large portion of the operating results of these operations in the 1994 periods, and of the operating revenues in the 1993 and 1994 periods, is attributable to CNG Energy Services Corporation ("CNG Energy Services," a subsidiary, formerly CNG Gas Services Corporation). Operating income of CNG Energy Services was $.5 million in the first nine months of 1994, compared with $.1 million in the 1993 period. In the third quarter, this subsidiary experienced an operating loss of $.4 million, compared with operating income of $.6 million in 1993. Gas sales by CNG Energy Services totaled 146.1 Bcf in the first nine months of 1994, up from
77.7 Bcf in 1993. Gas sales in the current year quarter were 51.1 Bcf, compared with 29.7 Bcf in 1993. Operating revenues of CNG Energy Services were $362.0 million in the first nine months of 1994, and $108.8 million in the third quarter. In the comparable 1993 periods, operating revenues were $194.5 million and $76.3 million, respectively.

OPERATING REVENUES

Total gas sales revenues in the first nine months of 1994 increased $27.6 million from the comparable 1993 period. Gas sales volumes were 449.4 Bcf, up
22.8 Bcf from the nine-month period a year ago. Higher residential and commercial space heating sales due to the cold weather experienced early in the year and higher nonregulated gas sales by CNG Energy Services were significant factors in the increased sales volumes and revenues in the first nine months of 1994. As expected, wholesale sales in 1994 were significantly lower due to the abandonment by CNG Transmission of its traditional sales service, while the 1993 amounts reflected the sales of gas from inventory made by CNG Transmission in anticipation of FERC Order 636. Higher average retail sales prices and slightly higher prices received for gas produced in the first nine months of 1994 also contributed to the higher revenues. In the third quarter of 1994, gas sales revenues decreased $42.5 million and sales volumes increased 11.9 Bcf. Lower prices associated with nonregulated gas sales and the reduced wholesale sales in the current quarter more than offset the increased nonregulated gas sales volumes.

Other operating revenues increased $65.9 million in the first nine months and $20.9 million in the third quarter over the comparable 1993 periods. The increases were due primarily to higher gas transportation revenues, which were up $61.4 million in the nine months and $23.5 million in the third quarter as the result of increased volumes. Storage service revenues were also higher in both 1994 periods, increasing $4.3 million in the nine months and $2.1 million in the quarter, reflecting the increased level of service provided customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues from the sale of oil and condensate production declined $11.1 million in the first nine months of 1994, due mainly to lower wellhead prices, and $3.4 million in the third quarter, primarily due to reduced production. Revenues from oil brokering were down $5.8 million in the first nine months, largely due to lower prices, and declined $1.9 million in the third quarter as a result of reduced volumes. Revenues from the sale of products extracted from natural gas declined $1.6 million in the first nine months due to lower prices received for most categories of by-products. Third quarter 1994 by-product revenues were flat compared with last year. The foregoing revenue declines for the first nine months of 1994 were offset, however, by increases in other miscellaneous revenues, including the recovery of transport costs by the Company's nonregulated operations.

OPERATING EXPENSES

Operating expenses, including income taxes, increased $84.6 million in the first nine months of 1994 but were down $26.9 million in the third quarter. Total purchased gas expense was up $70.1 million in the first nine months and $6.4 million in the third quarter of 1994 due primarily to increased volume requirements. Other purchased products expense was $1.2 million higher for the first nine months of 1994 due to increased transport capacity purchased from other pipeline companies, but was $6.4 million lower in the 1994 third quarter, which reflected transport refunds received from other carriers. Combined operation and maintenance expenses were up $17.1 million in the first nine months of 1994 and declined $3.6 million in the third quarter. Higher payroll costs, including weather-related overtime during the unusually cold weather early in 1994, was the principal reason for the increased costs in the nine-month period. Decreases in royalty and production-related expenses resulting from the shut-in of production more than offset increases in other operation and maintenance expenses during the current quarter. The decline in depreciation and amortization charges in both 1994 periods was due to decreased volumes of gas and oil produced and the recognition of additional reserves in the Gulf of Mexico. Taxes, other than income taxes, were higher in the first nine months and third quarter of 1994 due in part to higher revenue-based taxes and increased property and payroll taxes.

Income taxes-estimated decreased $9.4 million in the first nine months of 1994 primarily as a result of the adjustment recorded in 1993 to deferred income tax expense due to the increase in the federal corporate income tax rate. Third quarter income tax expense was $15.8 million less than the 1993 quarter, due to a larger current period pretax operating loss and the adjustments made during the prior year quarter to current and deferred income tax expense resulting from the increase in the income tax rate. Reference is made to Note 4 of the consolidated financial statements for additional information regarding these adjustments.

In connection with this discussion of results of operations, reference is also made to Notes 2, 3, 5 and 6 to the consolidated financial statements.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended September 30, 1994 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,277,574
Operating expenses.....................................              3,011,259
    Operating income...................................                266,315
Other income...........................................                  9,717
Interest charges.......................................                 80,493
    Net income.........................................             $  195,539
    Earnings per share of common stock.................                  $2.10
Average common shares outstanding (thousands)..........                 92,974
Times fixed charges earned.............................                   3.92
______________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER INFORMATION

    FERC Order 636 Transition Costs

On July 29, 1994, the FERC accepted CNG Transmission's filing for recovery, through a direct bill mechanism, of an additional $9.8 million of Order 636 transition costs. These billings began August 1, 1994, subject to refund, and are in addition to the $178 million of transition costs CNG Transmission began collecting in late 1993. In accordance with the terms of its FERC-approved Order 636 settlement, CNG Transmission can seek recovery through March 1995 of additional transition costs incurred relating to transactions prior to its October 1, 1993 Order 636 implementation date.

On July 22, 1994, Peoples Natural Gas began to recover, through a volumetric surcharge, the non-gas cost related portion of Order 636 transition costs billed by upstream pipeline companies. The surcharge was recalculated effective October 1, 1994 to reflect the level of transition costs billed by the pipelines and transition cost recovery decisions made by the FERC. Peoples Natural Gas will continue to recover gas cost related transition costs through its periodic gas cost recovery filings.

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

    Federal and State Regulatory Matters

As previously reported, on December 30, 1993, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $106.6 million. The rate increase request was intended to cover higher operating costs, increased plant investment, and the recovery of $9.2 million of Order 636 transition costs related to stranded facilities. This increase went into effect on July 1, 1994, subject to refund. CNG Transmission is currently in settlement discussions with the FERC Staff and intervenors concerning this case.

On July 21, 1994, the Pennsylvania PUC approved a general rate increase of $7.5 million in annual revenues in the Peoples Natural Gas rate case which had been filed in October 1993. The new rates became effective July 22, 1994.

As previously reported, on June 23, 1994, the PUCO approved the merger of the Company's River Gas Company ("River Gas") subsidiary into East Ohio Gas. Approval of the merger had been obtained earlier from the SEC under the Public Utility Holding Company Act of 1935. The merger of the two subsidiaries became effective in July 1994.

On November 3, 1994, the PUCO approved a proposed settlement of East Ohio Gas' current rate case which will increase annual revenues by $68.6 million. Under the settlement, new rates take effect in two phases: a $62.4 million revenue increase began November 8, 1994, and a $6.2 million increase will become effective on November 8, 1995. The settlement reflects an imputed return on equity of 12.15 percent. In its January 1994 filing, East Ohio Gas had requested a $99.1 million annual revenue increase and a 12.50 percent return on equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

On September 1, 1994, Virginia Natural Gas filed a general rate filing with the Virginia State Corporation Commission requesting an annual revenue increase of $9.9 million. The requested rate increase reflects additional plant investments and higher operating and maintenance expenses. The new rates went into effect, subject to refund, on October 1, 1994.

    Gas Market Hubs

As previously reported, on July 1, 1994, the CNG/Sabine Center "superhub" began operations. This market center, developed by CNG Transmission and Texaco's Sabine Pipe Line Company, offers intra-hub transfers, short-term parking, wheeling and an accounting service for gas supplies. The hub makes use of the gas transmission and storage system of CNG Transmission, enabling customers, such as utilities, interstate pipelines, large end-users and marketers, to deliver or receive gas at various points in six Midwestern and Northeastern states, including interconnections with every major pipeline in those areas. Sabine Hub Services Company, a subsidiary of Sabine Pipe Line Company, is currently operating the hub. On October 21, 1994, the SEC granted formal approval for CNG's participation in the center.

Also as previously reported, in May 1994, East Ohio Gas and Williams Energy Ventures, Inc. agreed to establish a gas trading hub at Lebanon, Ohio. East Ohio Gas will operate and manage the hub, which opened September 6, 1994, and is a point on "Streamline," a computerized network for cash-market natural gas trades that has been developed by Williams. The hub is expected to be developed in two phases, and will eventually connect with six of the nation's largest pipelines. The Lebanon Streamline point is separate from, but complementary to, the CNG/Sabine Center.

    Exploration and Production

Earlier this year, Consolidated drilled two wells at a deep-water project in the Gulf of Mexico known as Viosca Knoll 826. This project, in which Consolidated holds a 50 percent interest, represents the largest single addition to CNG's reserves in the Company's history, adding reserves equivalent to 190 Bcf of gas. Facilities are being designed with Oryx Energy Company, the operating partner, to produce up to 25,000 barrels of oil and 30 million cubic feet of natural gas a day. Production is expected to begin in early 1997.

CNG Producing, acting alone or with partners, was the high bidder on two of the tracts offered at the federal government's August 17, 1994, Gulf of Mexico lease sale. The company's bids totaled $.3 million for 100 percent working interest in one tract and 50 percent working interest in the other property. One bid has been accepted by the government and the other is pending acceptance.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1993 Annual Report, its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993, and its quarterly reports to the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31 and June 30, 1994.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the third quarter of 1994, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1993 Form 10-K or in any earlier Form 10-Q for 1994 as then pending.

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

(11)  Statement re Computation of Per Share Earnings:
      Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1994 and 1993

(12)  Statement re Computation of Ratios:
      Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1994
______________________________________________________________________________

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

November 10, 1994

                               EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

(11)  Statement re Computation of Per Share Earnings:
      Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1994 and 1993

(12)  Statement re Computation of Ratios:
      Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1994
______________________________________________________________________________