Form 10-K
CONSOLIDATED NATURAL GAS CO
filed 1995-03-29
CIK 23738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes __x__    No _____

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $3,205,797,891 as of January 31, 1995. It was assumed in this calculation that the registrant's affiliates are all of its directors and/or officers, and they beneficially owned 107,972 shares of voting stock at that date.

Number of shares of Common Stock, $2.75 Par Value, outstanding at January 31, 1995: 93,029,650.

The registrant's "Notice of Annual Meeting and Proxy Statement, 1995" is hereby incorporated by reference into Part III of this Form 10-K.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1994

                              TABLE OF CONTENTS
PART I                                                                 Page


  ITEM 1.  BUSINESS
             The Company and its Subsidiaries .  .  .  .  .  .           1
             Governmental Regulation .  .  .  .  .  .  .  .  .           3
             Capital Expenditures .  .  .  .  .  .  .  .  .  .           4
             Competitive Conditions  .  .  .  .  .  .  .  .  .           5
             Gas Supply  .  .  .  .  .  .  .  .  .  .  .  .  .           8
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

PART II

  ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS .  .  .  .  .  .  .  .  .  .  .          25
  ITEM 6.  SELECTED FINANCIAL DATA.  .  .  .  .  .  .  .  .  .          26
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.  .  .  .  .  .          27
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .  .  .          45
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.  .  .  .  .  .          78

PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.  .          78
  ITEM 11. EXECUTIVE COMPENSATION .  .  .  .  .  .  .  .  .  .          78
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT .  .  .  .  .  .  .  .  .  .  .  .  .  .          78
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .  .          78

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.  .  .  .  .  .  .  .  .  .  .  .  .  .          78

SIGNATURES   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          82

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1994

                                     PART I
ITEM 1.         BUSINESS

THE COMPANY AND ITS SUBSIDIARIES

Consolidated Natural Gas Company is a Delaware corporation organized on July 21, 1942, and a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). It is engaged solely in the business of owning and holding all of the outstanding equity securities of sixteen directly owned subsidiary companies.

Consolidated Natural Gas Company and its subsidiaries (Consolidated or the Company) at December 31, 1994, are listed below. The subsidiary companies are primarily engaged in, and their total operating revenues are principally derived from, all phases of the natural gas business -- exploration, production, purchasing, gathering, transmission, storage, distribution, and marketing, together with by-product operations (see Note 17 to the consolidated financial statements, page 70). At December 31, 1994, Consolidated had 7,566 regular employees.

________________________________________________________________________________
_________________

State of
                   Name of Company
Incorporation
________________________________________________________________________________
_________________

CONSOLIDATED NATURAL GAS COMPANY (Parent Company).  .  .  .  .  .  .  .  .  .
Delaware
All wholly owned subsidiaries of the Parent Company:
Consolidated Natural Gas Service Company, Inc. (Service Company).  .  .  .  .
Delaware
  CNG Transmission Corporation (CNG Transmission).  .  .  .  .  .  .  .  .  .
Delaware
  The East Ohio Gas Company (East Ohio Gas)*  .  .  .  .  .  .  .  .  .  .  .
Ohio
  The Peoples Natural Gas Company (Peoples Natural Gas).  .  .  .  .  .  .  .
Pennsylvania
  Virginia Natural Gas, Inc. (Virginia Natural Gas) .  .  .  .  .  .  .  .  .
Virginia
  Hope Gas, Inc. (Hope Gas) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
West Virginia
  West Ohio Gas Company (West Ohio Gas) .  .  .  .  .  .  .  .  .  .  .  .  .
Ohio
  CNG Producing Company (CNG Producing) .  .  .  .  .  .  .  .  .  .  .  .  .
Delaware
  CNG Energy Company**.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
Delaware
  CNG Energy Services Corporation (CNG Energy Services).  .  .  .  .  .  .  .
Delaware
  CNG Power Services Corporation (CNG Power Services)  .  .  .  .  .  .  .  .
Delaware
  CNG Storage Service Company (CNG Storage).  .  .  .  .  .  .  .  .  .  .  .
Delaware
  Consolidated System LNG Company (Consolidated LNG).  .  .  .  .  .  .  .  .
Delaware
  CNG Research Company (CNG Research).  .  .  .  .  .  .  .  .  .  .  .  .  .
Delaware
  CNG Coal Company (CNG Coal)  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
Delaware
  CNG Financial Services, Inc. (CNG Financial).  .  .  .  .  .  .  .  .  .  .
Delaware

 *  During 1994, The Public Utilities Commission of Ohio approved the merger of the Company's former subsidiary, The River Gas Company, into East Ohio Gas.
**  Effective January 16, 1995, CNG Energy Company was renamed CNG Power Company
    (CNG Power).
________________________________________________________________________________
_________________

The principal cities served at retail by Consolidated's gas distribution subsidiaries (East Ohio Gas, West Ohio Gas, Peoples Natural Gas, Virginia Natural Gas and Hope Gas) are: Cleveland, Akron, Youngstown, Canton, Warren, Lima, Ashtabula and Marietta in Ohio; Pittsburgh (a portion), Altoona and Johnstown in Pennsylvania; Norfolk, Newport News, Virginia Beach, Chesapeake, Hampton and Williamsburg in Virginia; and Clarksburg and Parkersburg in West Virginia. At December 31, 1994, Consolidated served at retail approximately 1,800,000 residential, commercial and industrial gas sales customers in Ohio, Pennsylvania, Virginia and West Virginia. Variations in weather conditions can materially affect the volume of gas delivered by the Company's distribution subsidiaries, as 98 percent of their residential and commercial customers use gas for space heating.

CNG Transmission is the Company's interstate gas transmission subsidiary. CNG Transmission operates a regional interstate pipeline system serving each of the Company's distribution subsidiaries, and nonaffiliated utility and end-user customers in the Midwest, the Mid-Atlantic states and the Northeast. Regulatory efforts intended to increase competition in the natural gas industry have resulted in significant changes in the operations of CNG Transmission over the past several years. Under the most recent regulatory initiative, Federal Energy Regulatory Commission (FERC) Order 636, interstate pipeline companies, including CNG Transmission, were required to revise customer contracts and service tariffs and further "unbundle" their services into separate sales, transportation and storage transactions, with such services offered and priced separately. CNG Transmission implemented Order 636 on October 1, 1993 (see "FERC Order 636," page 38) and thereby abandoned its traditional "bundled" sales service. CNG Transmission now offers a number of gas transportation and storage service options, along with related services, to a broad range of customers. Variations in weather conditions can materially affect the volume of gas transported and stored by CNG Transmission, since a substantial portion of its gas deliveries is ultimately used by space-heating customers. However, operating results are less influenced by changes in throughput than in the past, as 1994 was the first full year of applying the straight fixed variable rate design pursuant to Order 636.

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

CNG Producing is Consolidated's exploration and production subsidiary. Gas and oil exploration and production activities are conducted by this subsidiary primarily in the Gulf of Mexico, the southern and western United States, the Appalachian region, and in Canada. In addition, CNG Producing participates in several coalbed methane projects.

CNG Power develops new business opportunities for the Company in energy-related markets. It invests in and develops independent power producer projects and conducts a gas liquids business. CNG Power holds a 34% limited partnership interest in Lakewood Cogeneration, L.P. (Lakewood Partnership), which operates a 237-megawatt cogeneration facility in Lakewood, New Jersey.

CNG Energy Services (formerly CNG Gas Services Corporation) is Consolidated's unregulated energy marketing subsidiary. CNG Energy Services markets a portion of Company-owned gas production and offers the equivalent of the "bundled" services previously provided by CNG Transmission. CNG Energy Services offers an array of gas sales, transportation, storage and other services that can be arranged separately or in various combinations to meet the individual needs of customers in the post-Order 636 environment.

CNG Power Services, created in 1994, is the power marketing subsidiary of Consolidated and has received FERC approval to purchase and resell electricity at market-based rates. CNG Lakewood, Inc., a wholly owned subsidiary of CNG Power Services, owns a 1% general partnership interest in the Lakewood Partnership.

CNG Storage was formed to engage in providing natural gas storage facilities and a wide range of storage-related services to affiliates and other customers, including the sale or lease of base gas, and the sale, lease or brokerage of gas storage capacity obtained from third parties.

Consolidated LNG was organized to import and regasify liquefied natural gas
(LNG) for sale to CNG Transmission. However, Consolidated LNG has ended its involvement in LNG operations and is currently recovering its undepreciated investment in LNG-related facilities, plus carrying charges and taxes, through a FERC-approved amortization surcharge.

CNG Research administers the Company's proprietary research activities. Amounts spent on research activities in the calendar years 1992 through 1994 by all the subsidiary companies were not material.

CNG Coal owns Consolidated's coal reserves and a related plant site. The Company's recoverable raw coal reserves are approximately 615 million tons, as estimated by John T. Boyd Company, Mining and Geological Engineers. Most of these coal reserves are located in Greene County, Pennsylvania, principally in the Sewickley and Pittsburgh coal seams. Consolidated's investment in CNG Coal at December 31, 1994 amounted to $41.2 million. The Company has various options under review with respect to these assets.

Service Company is a subsidiary service company, authorized by the Securities and Exchange Commission (SEC) under the PUHCA. It advises and assists the other subsidiary companies on administrative and technical matters and manages centralized activities and facilities for their benefit. It also provides services to the Parent Company.

CNG Financial was formed to engage in certain financing transactions, but has not yet engaged in any such transactions.

GOVERNMENTAL REGULATION

The Company and its subsidiaries are subject to regulation by the SEC pursuant to the PUHCA. The SEC is currently undertaking an in-depth study of the PUHCA in the context of increased competition in the energy industry which has occurred pursuant to deregulation over the past decade. It is not known at this time what the result of this study will be, although it is anticipated that there will be some effort by the SEC to reform the PUHCA regulation.

CNG Transmission and Consolidated LNG are "natural-gas companies" subject to the Natural Gas Act of 1938, as amended. CNG Transmission's interstate transportation and storage activities are regulated under such Act and are conducted in accordance with tariffs and service agreements on file with the FERC. The distribution subsidiaries of the Company are subject to regulation by the respective utility commissions in the states within which they operate. CNG Power Services, a public utility as defined by section 201 of the Federal Power Act, is subject to FERC regulation.

Certain subsidiaries are subject to various provisions of the five statutes which are referred to as the National Energy Act of 1978. One of these statutes, the National Energy Conservation Policy Act, requires utilities to offer home energy audits and other assistance to residential customers.

The Natural Gas Pipeline Safety Act of 1968 (which, among other things, authorizes the establishment and enforcement of federal pipeline safety standards) subjects the interstate pipeline of CNG Transmission to the safety jurisdiction of the Department of Transportation. Intrastate facilities remain within the safety jurisdiction of the state regulatory agencies, presuming compliance by such agencies with certain prerequisites contained in such Act.

Consolidated is subject to the provisions of various federal laws dealing with the protection of the environment. In addition, the subsidiary companies are subject to the environmental laws and regulations of state and local governmental authorities in the areas within which the subsidiaries have operations or facilities. Reference is made to "Environmental Matters" on page 41 and to Note 15 to the consolidated financial statements for additional information on environmental-related matters.

CAPITAL EXPENDITURES

Consolidated's current capital budget for 1995 is estimated at $444.6 million, a 2 percent increase over the $437.8 million spent in 1994. The 1995 budget reflects increased expenditures for the Company's nonregulated and distribution operations and a reduction in spending on transmission operations.

Expenditures for the exploration and production operations are estimated to be $170.2 million in 1995, up from $166.0 million in 1994. The higher amount in 1995 includes funds for development of the Viosca Knoll 826 and Popeye deep-water projects in the Gulf of Mexico. Distribution operations spending in 1995 is expected to be $164.8 million, compared with $146.9 million in 1994. The increased level of spending will allow for continued growth, as well as improvements in the gas distribution system and related facilities. Although the multi-year expansion program of the transmission operations is complete, the Company continues to make enhancements to its pipeline network to better serve customers. Transmission expenditures in 1995 are budgeted at $91.0 million, down from $108.6 million spent in 1994. The 1995 capital budget also includes $18.6 million allocated to "other operations," including expenditures to upgrade information systems technology at CNG Energy Services. Consolidated's capital budget will be reviewed during the year in light of market conditions and is subject to revision. (See "Capital Spending," page 43.)

CNG Transmisson and certain of the Company's distribution subsidiaries are subject to the Federal Clean Air Act and the Federal Clean Air Act Amendments of 1990 (1990 amendments) which added significantly to the existing requirements established by the Federal Clean Air Act. As a result of the 1990 amendments, these subsidiaries are required to install Reasonably Available Control Technology (RACT) at some compressor stations to reduce nitrogen oxide emissions. The subsidiaries will have until May 31, 1995, to comply with the requirement to install RACT. Compliance requires capital expenditures to similarly retrofit some of the compressor engines along the Company's pipeline system. In this regard, approximately $23.3 million was expended during 1994 and up to $17 million is expected to be expended in 1995 to complete installation of emission control equipment. The Company anticipates completing the installation of emission controls by the May 31, 1995 deadline required in the 1990 amendments. While the Company believes that it will be in compliance with the 1990 amendments, additional compliance requirements which may be imposed by state regulation could require additional capital expenditures. In any event, the total actual capital expenditures required to comply with the 1990 amendments are expected to be recoverable through future regulatory proceedings.

     RESTRICTIONS UNDER CERTAIN DEBT AGREEMENTS

At December 31, 1994, Consolidated had senior debentures outstanding under a 1971 indenture between Consolidated and Chemical Bank, as trustee (the "1971 Indenture"). The 1971 Indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt is indebtedness maturing (or, at the Company's option, renewable or extendable for) more than one year after the date of issuance. One of these covenants provides that the Company may not issue funded debt unless (a) consolidated income available for interest and subsidiary preferred stock dividends (computed before income and excess or other profits taxes) of Consolidated for any twelve consecutive months within the preceding fifteen months shall have been not less than 2-1/2 times the sum of the total annual interest charges upon the funded debt of Consolidated and the total annual dividend requirements on subsidiary preferred stock, in each case to be outstanding immediately thereafter and (b) after giving effect to such issuance the sum of the principal amount of funded debt of Consolidated outstanding and the amount of subsidiary preferred stock outstanding shall not be more than 60 percent of the consolidated net tangible assets of Consolidated. The Company has a shelf registration with the SEC for the sale of up to $500 million of debt securities. Debt securities to be issued under this shelf registration would be classified as funded debt and, therefore, the 1971 Indenture would limit the Company's ability to issue such securities if the provisions of the covenant summarized above were not met. Reference is made to "Recent Developments," page 38, for a discussion of possible 1995 events which could restrict Consolidated's ability to issue additional funded debt.

COMPETITIVE CONDITIONS

Various regulatory and market trends have combined to increase competition for Consolidated in recent years, and for the gas industry in general. The factors affecting the Company include: regulatory efforts, such as the FERC's various initiatives to increase competition in the industry; the overall availability of gas nationwide; competition from local producers and other sellers and brokers of gas for the retail and wholesale markets; competition with existing and proposed pipelines, and projects to import gas from Canada and other foreign countries; and competition with other energy forms, such as electricity, fuel oil and coal.

     RESTRUCTURING OF INTERSTATE PIPELINE INDUSTRY

During 1993, the final portion of the FERC's plan to restructure the interstate natural gas pipeline industry was set in motion as pipeline companies began implementing the provisions of Order 636. Similar to previous FERC actions to enable more direct access to gas supplies and open access to pipeline transportation systems, Order 636 has significantly increased competition in the natural gas industry. In the restructured marketplace, local gas utilities and large-volume end users, including former pipeline sales customers, now bear all the responsibilities and risks for arranging the procurement of their gas supplies and contracting with pipelines to transport purchases. Other significant changes required by Order 636 included a basic change in the way rates are designed. Under the new rate design, return on equity and related income taxes are recovered as part of a fixed monthly charge. Previously, these costs were recovered through usage or commodity rates. CNG Transmission implemented Order 636 on October 1, 1993 (see "FERC Order 636," page 38) and thereby abandoned its traditional "bundled" sales service. CNG Transmission now offers a number of gas transportation and storage service options, along with related services, to a broad range of customers.

The restructuring of the interstate natural gas pipeline industry has also affected the distribution subsidiaries. Industrial and large commercial gas users now purchase a large portion of their gas supplies directly from producers, from marketers, or on the spot market. The distribution subsidiaries have, for the most part, however, been able to retain these customers by providing transportation service for such supplies. The most significant effect on local distribution companies of Order 636 has been on their gas supply procurement and storage practices. Since bundled pipeline sales service is no longer available, these companies now bear all the responsibilities and risks for arranging the acquisition, delivery and storage of their own gas supplies. However, as a result of previous FERC initiatives, Consolidated's distribution subsidiaries have been managing a part of their own gas supplies for the last several years. Therefore, the transition to the more competitive environment under Order 636 did not have a significant impact on their operations. Additionally, as a result of Order 636, storage facilities owned and operated by the Company's distribution and transmission operations as well as storage capacity acquired will be even more important factors in gas supply management.

Also, as a result of the restructuring, gas producers throughout the industry, including CNG Producing, now face a more diverse and active market with purchasers seeking to balance the advantage of lower-cost spot market supplies with the security of higher-priced, longer-term contracts. The continued emergence of gas and energy marketing firms has added to the competition facing CNG Producing. As a result, effective January 1, 1995, CNG Energy Services, Consolidated's energy marketing subsidiary, became the primary marketing agent for all of Consolidated's nonregulated gas production.

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

     TRANSMISSION

CNG Transmission operates a regional interstate pipeline system with the principal pipeline and storage facilities located in Ohio, Pennsylvania, West Virginia and New York. Beginning with open access transportation and culminating with the significant service restructuring required by Order 636, the role of the Company's transmission operations has changed from primarily that of a merchant, or wholesaler, of gas to one that provides a wide range of services. Although CNG Transmission no longer provides its traditional bundled sales service, it continues to offer gas transportation, storage and related services to its affiliates, as well as to utilities and end users in the Northeast, Mid-Atlantic and Midwest regions of the country.

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

With CNG Transmission's implementation of Order 636, former wholesale sales customers now have the responsibility and risk inherent in contracting for their own gas supplies. However, since customers have greater access to the Company's pipeline and storage capacity, both increased gas transportation and storage service have offset the impact of CNG Transmission's abandonment of its traditional sales service. Consolidated continues to provide the equivalent of bundled services through its unregulated marketing subsidiary, CNG Energy Services. This company offers a range of gas sales, transportation, storage and other service options that can be arranged separately or in various combinations to meet the individual needs of customers.

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

CNG Producing faces significant competition in the bidding for federal offshore leases and in obtaining leases and drilling rights for onshore properties. Since CNG Producing is the operator of a number of properties, it also faces competition in securing drilling equipment and supplies for exploration and development. From the production perspective, the marketing of gas and oil is also highly competitive with price being the most significant factor. When the economics warrant, Consolidated attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. These arrangements generally command a premium over spot market prices. Further, the implementation by pipeline companies of Order 636 could impact the deliverability of gas produced due to increased competition for limited downstream pipeline transportation capacity. In response to the unbundling of sales services previously offered by pipelines, CNG Producing and CNG Energy Services have taken actions to expand and diversify the Company's customer base. CNG Energy Services continues to develop new marketing strategies and contracts to address customer needs for intermediate and long-term gas supplies as well as other services in the post-Order 636 era. Effective January 1, 1995, CNG Energy Services became the primary marketing agent for all of Consolidated's nonregulated gas production.

The exploration for and production of gas and oil is subject to various federal and state laws and regulations which may, among other things, limit well drilling activity and volumes produced. Changes in these laws and regulations can impact Consolidated's exploration and production operations.

     RECENT DEVELOPMENTS

Based on current competitive conditions, the Company is considering a variety of measures to permanently reduce costs, the implementation of which may have a material adverse impact on 1995 earnings. In this regard, on March 20, 1995, the Board of Directors approved a work force reduction program. The program includes a voluntary early retirement program, with eligibility based upon the employee's age and years of service as of December 31, 1995, and an involuntary separation program. The early retirement incentives include additional years of age and pension service for calculating pension benefits. The Company will offer the early retirement program between April 1, 1995 and May 31, 1995, with eligible employees retiring on various dates before December 31, 1995. The involuntary separation program will involve the payment of severance benefits to affected employees. At certain subsidiaries, provisions of the program are still subject to union approval. The recovery of the costs attributable to the work force reduction program at the rate-regulated subsidiaries may be sought, if appropriate, in future rate-making proceedings. (See "Recent Developments," page 38.)

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

Regulatory actions, economic factors, and changes in customers and their preferences over the past several years have reshaped the Company's gas sales markets. A significant number of industrial customers and some commercial customers now purchase a large portion of their gas supplies from producers, marketers, or on the spot market, and contract with the Company's transmission and distribution subsidiaries for transportation and other services. Since these customers are less reliant on the distribution subsidiaries for sales service, the volume of gas that these subsidiaries must obtain to meet sales requirements has been reduced. In addition, the implementation of Order 636 by CNG Transmission removed that subsidiary from its merchant role thereby eliminating its need to purchase gas for resale. The former merchant service contracted for by wholesale customers was converted to transportation and storage services in 1993. Since CNG Transmission no longer provides traditional sales service, its former sales customers, including the Company's distribution subsidiaries, now have the responsibility and risk for obtaining their own gas supplies.

Consolidated's available gas supply in 1994 was again in a surplus position -- where available supplies exceed sales requirements. Considering the Company's large storage capacity, the volumes obtainable under its gas purchase and gas supply contracts, Company-owned gas reserves, and assuming the future availability of spot market gas, the Company believes that supplies will be available to meet requirements for several years. Gas supply statistics for the past five years are on page 13.

     GAS PURCHASED

Purchased gas volumes were 559.6 billion cubic feet (Bcf) in 1994, representing 84 percent of the Company's total 1994 gas supply of 666.1 Bcf. Spot market and short-term purchases were 493.5 Bcf, or about 74 percent of the total 1994 supply. Volumes purchased under contracts with Appalachian area producers totaled 66.1 Bcf, or 10 percent of the 1994 supply.

In response to the regulatory and market changes over the past several years, including Order 636, the Company has converted its long-term gas purchase contracts with interstate pipelines to firm transport contracts. As a result of these contract conversions, gas volumes purchased from the pipeline companies have been eliminated and replaced, in large part, with contracts directly with producers and marketers.

While spot market gas supplies have historically been obtained at lower prices, the availability of spot market gas supplies to distribution companies can be severely impacted by sudden swings in supply and demand. The distribution subsidiaries now must weigh the benefits of generally lower-cost spot market purchases with the security of longer-term contract arrangements. To ensure a secure supply in the post-Order 636 market, the Company's distribution subsidiaries have purchased a larger portion of their gas supplies directly from producers on a firm basis. Spot market gas will continue to be part of the Company's supply mix, particularly for CNG Energy Services.

Gas purchased from producers and on the spot market is delivered to the distribution subsidiaries using the firm transport capacity they have contracted for on interstate pipelines. At December 31, 1994, the subsidiaries had 419 Bcf of firm transport capacity on upstream pipelines, yielding deliveries of up to 1,156 million cubic feet a day. These upstream pipelines include Tennessee Gas Pipeline Company, Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation (Texas Eastern), ANR Pipeline Company, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation and Columbia Gas Transmission Corporation.

     GAS STORAGE

Consolidated's vast underground storage complex plays an important part in balancing gas supply with sales demand and is essential to servicing the Company's large volume of space-heating business. The Company operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. The Company owns 21 of these storage fields and has joint-ownership with other companies in 5 of the fields. The total designed capacity of the storage fields is approximately 885 Bcf. The Company's share of the total capacity is about 669 Bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

CNG Transmission operates 719 Bcf of the total designed storage capacity and owns 503 Bcf of the Company's capacity. CNG Transmission utilizes a large portion of its turnable capacity to provide approximately 252 Bcf of gas storage service for others. This service is provided to pipelines and utilities whose primary service areas are along the East Coast. CNG Transmission also provides storage service to affiliates, end users and to many of its former wholesale gas sales customers.

Two of the Company's distribution subsidiaries, East Ohio Gas and Peoples Natural Gas, own and operate the remaining 166 Bcf of storage capacity. In addition to owning their own storage, these companies, as well as most of the Company's other subsidiaries, have ready access to a part of the storage capacity operated by CNG Transmission. Certain distribution subsidiaries also have capacity available in storage fields owned by others. In the post-Order 636 environment, available storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity.

Consolidated controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

     GAS AND OIL PRODUCING ACTIVITIES

Over the past several years, Consolidated's exploration and production operations have been affected by the generally adverse conditions in the industry. The effects of continued warm weather, the lingering gas oversupply situation, and low gas and oil wellhead prices have all contributed to a difficult operating environment. However, Consolidated's level of capital spending on its exploration and production operations has increased during the past two years, and is expected to increase again in 1995, reflecting its commitment to these operations. Consolidated will continue to invest in two deep-water projects in the Gulf of Mexico -- Popeye and Viosca Knoll 826 -- in addition to onshore and other offshore projects.

Consolidated's gas wellhead prices in 1994 averaged $2.16 a thousand cubic feet (Mcf), down from $2.24 in 1993. Gas wellhead prices were strong in the first quarter of 1994 but declined and remained considerably below 1993 levels for most of the balance of the year. Consolidated's average gas wellhead prices are generally higher and less volatile than industry spot prices since its average price reflects a mix of longer-term contracts. However, due to market-sensitive contracts, Consolidated's gas prices generally follow industry trends. Consolidated's average oil wellhead price in 1994 declined to $14.45 a barrel, compared with $15.66 in 1993, consistent with the continued overall decline in world oil prices.

The Company's total gas production in 1994 was 119.5 Bcf, down from 129.5 Bcf in 1993. Oil production was 3.4 million barrels, down 15 percent from 3.9 million barrels in 1993. The low gas prices that prevailed nationwide during most of 1994 were the basis for Consolidated's decision to shut in a portion of its offshore production in the latter part of the year, resulting in lower gas production for the year. The lower oil production during 1994 was due largely to normal production declines at older properties, in addition to the partial shut-in of production.

During 1994, Consolidated participated in the drilling of 81 gross wells (35 net), compared with 65 gross wells (22 net) drilled in 1993. The following table sets forth 1994 drilling activity by region:

______________________________________________________________________________
                                                       Gross Wells Drilled
                                                  Exploratory      Development
______________________________________________________________________________

Onshore (Southwest and West).  .  .  .  .  .  .        16                30
Gulf of Mexico  .  .  .  .  .  .  .  .  .  .  .        12                10
Appalachian Region .  .  .  .  .  .  .  .  .  .        -                  6
Canada .  .  .  .  .  .  .  .  .  .  .  .  .  .        -                  7
                                                       __                __
  Total.  .  .  .  .  .  .  .  .  .  .  .  .  .        28                53
                                                       ==                ==
______________________________________________________________________________

Of the total 81 wells in which the Company participated during 1994, 56 were successful, a 69 percent success rate. Of the 28 exploratory wells drilled, 5 were successful.

During 1994, Consolidated drilled two wells at a deep-water project in the Gulf of Mexico known as Viosca Knoll 826. This project, in which the Company holds a 50 percent interest, represents the largest single addition to Consolidated's reserves in its history, adding reserves equivalent to 190 Bcf of gas. Facilities are being designed with Oryx Energy Company, the operating partner, to produce up to 25,000 barrels of oil and 30 million cubic feet of natural gas a day. Production is expected to begin in early 1997. Viosca Knoll 826 will make use of an innovative floating production facility called a Spar, a 700-foot-long cylindrical structure that will be towed to the site, turned on end and anchored to the sea floor with cables. This is the first time a spar will be used in the Gulf of Mexico as a production platform.

Development will continue during 1995 at Popeye, a deep-water natural gas discovery in the Green Canyon area of the Gulf of Mexico. Consolidated entered into an agreement in 1992 with Shell Offshore, Inc., under which the Company acquired half of Shell's 75 percent interest in this property. In return, Consolidated will pay some $60 million for development of the field. Other participants in the joint venture are Mobil Oil Exploration and Producing Southeast and BP Exploration Inc. Participation in the Popeye and Viosca Knoll 826 projects is providing Consolidated access to new technologies and the experience necessary to better evaluate future deep-water opportunities.

Despite difficult industry conditions, Consolidated remains committed to its exploration and production operations. The Company plans to increase its exploration and production spending by 3 percent in 1995 to $170.2 million, including funds for the development of Popeye and Viosca Knoll 826.

Although Consolidated drilled 6 wells (3 net) in the Appalachian Basin during 1994, there is no drilling planned for this area in 1995. In the past, gas from this area commanded a higher price because of its location in proximity to major gas markets. However, as a result of industry changes and revised rate structures, pipeline companies can transport gas to these markets at low commodity rates that negate somewhat the location premium associated with these reserves. The Company expects to continue production from these properties and plans to maintain its strong acreage position in the Appalachian Basin. Drilling activity can be resumed with very short lead times if market and economic conditions warrant. Selected Appalachian properties were sold during 1994, but the acreage and reserves were not material.

Total Company-owned proved gas reserves at year-end were 972 Bcf, up from 960 Bcf at the end of 1993. Proved oil reserves were 46.5 million barrels, compared with 27.9 million barrels in 1993. New reserves added in 1994, including volumes attributable to Viosca Knoll 826, exceeded the volumes of gas and oil produced by Consolidated during the year. (See "Company-Owned Reserves," page 22.)

Consolidated was the successful bidder on 12 leases offered in the federal government's Gulf of Mexico lease sales in 1994, acquiring 10 blocks off Louisiana and 2 blocks off Texas. At year-end 1994, Consolidated held 2.4 million net acres of exploration and production properties, down from 2.6 million at year-end 1993. The Company's lease holdings include about 1.6 million net acres in the Appalachian area, 354,700 in the offshore Gulf of Mexico, and 447,700 in the inland areas of the Southwest, Gulf Coast and West.

The Company will continue to review its property inventory during 1995, and sales of selected properties are possible depending on economic conditions. Included in the properties which may be sold is Consolidated's 21 percent interest in heavy oil properties in Alberta, Canada. Proved reserves associated with the Canadian properties approximated 1 Bcf of gas and 5.3 million barrels of oil at December 31, 1994. On an energy-equivalent basis, these reserves represent about 3 percent of Consolidated's total proved reserves at that date.

GAS SALES AND TRANSPORTATION

Total gas sales in 1994 were 618 Bcf, up 2 percent from the 604 Bcf sold in 1993. Transportation volumes were 725 Bcf in 1994, a 23 percent increase from the 587 Bcf transported in 1993. (Five-year statistics are on page 13.)

     GAS SALES CUSTOMERS

At December 31, 1994, the Company's distribution subsidiaries served almost
1.7 million residential customers, about 125,000 commercial customers and about 1,700 industrial customers in Ohio, Pennsylvania, Virginia and West Virginia.

______________________________________________________________________________
                         Residential
Customers     Total     and Commercial    Industrial   Wholesale  Nonregulated
______________________________________________________________________________
December 31,
    1994   1,799,649      1,797,433         1,697          14         505
    1993   1,777,157      1,774,922         1,688          31         516
    1992   1,759,284      1,757,139         1,694          32         419
    1991   1,737,947      1,735,803         1,698          31         415
    1990   1,717,880      1,715,824         1,651          32         373
______________________________________________________________________________

     RESIDENTIAL AND COMMERCIAL SALES

Sales of gas to residential customers in 1994 were 206 Bcf, down 6 Bcf from 1993, while sales to commercial customers were 69 Bcf, down 4 Bcf compared with 1993. Residential and commercial gas sales volumes decreased as slightly warmer weather in 1994 resulted in lower gas usage by space-heating customers. The weather in the Company's retail service areas in 1994 was 3 percent warmer than in 1993 and 4 percent warmer than normal. The volume decline due to the weather was partially offset by the net addition of about 22,500 residential and commercial customers, including about 8,200 at Virginia Natural Gas.

     INDUSTRIAL SALES

Industrial sales in 1994 were 9 Bcf, down 3 Bcf compared with 1993. Due to both availability and price, many industrial users now buy gas directly from producers, from marketers, or on the spot market, and contract with the subsidiary companies for transportation service. Total gas deliveries (sales and transportation) to industrial customers were 130 Bcf in 1994, compared with 128 Bcf in 1993.

     WHOLESALE SALES

Total wholesale sales were .3 Bcf in 1994, down from 81 Bcf in 1993. The sharp decline in sales volumes reflects CNG Transmission's abandonment of its traditional sales service with the implementation in late 1993 of FERC Order
636. In addition, the 1993 wholesale sales include sales by CNG Transmission of approximately 58 Bcf of gas from storage inventory in anticipation of the transition to restructured services.

     NONREGULATED SALES

Nonregulated gas sales in 1994 were 333 Bcf, up from 226 Bcf in 1993. Sales of Company-produced gas to nonaffiliates were 89 Bcf, compared with 88 Bcf in 1993. Gas sales by CNG Energy Services were 190 Bcf in 1994, compared with 100 Bcf in 1993. Volumes related to gas brokering activity were 54 Bcf in 1994, up from 38 Bcf in 1993.

     GAS TRANSPORTATION

Total transportation volumes in 1994 amounted to 725 Bcf, up from 587 Bcf in 1993. The increase in transportation volumes compared to 1993 occurred mainly in the first quarter of 1994 consistent with the cold weather experienced early in the year. Total volumes transported by the distribution subsidiaries for commercial, industrial and off-system customers were up 6 Bcf over 1993.

GAS SALES, SUPPLY AND TRANSPORTATION STATISTICS
(Excludes affiliated transactions)

________________________________________________________________________________
__________________________________
Years Ended December 31,                                      1994        1993
1992        1991        1990
________________________________________________________________________________
__________________________________

GAS SALES REVENUES (Millions)
Regulated
  Residential and commercial.  .  .  .  .  .  .           $1,628.3    $1,595.1
$1,428.7    $1,373.1    $1,361.0
  Industrial .  .  .  .  .  .  .  .  .  .  .  .               45.8        55.4
50.0        46.0        64.2
  Wholesale  .  .  .  .  .  .  .  .  .  .  .  .                5.2       422.7
190.8       426.8       528.9
Nonregulated .  .  .  .  .  .  .  .  .  .  .  .              723.6       541.8
282.0       237.0       280.2
                                                          ________    ________
________    ________    ________
      Total  .  .  .  .  .  .  .  .  .  .  .  .           $2,402.9    $2,615.0
$1,951.5    $2,082.9    $2,234.3
                                                          ========    ========
========    ========    ========

AVERAGE SALES RATES PER MCF
Regulated
  Residential and commercial.  .  .  .  .  .  .           $   5.91    $   5.60
$   5.09    $   5.25    $   5.39
  Industrial .  .  .  .  .  .  .  .  .  .  .  .               4.89        4.43
4.00        4.09        4.22
  Wholesale  .  .  .  .  .  .  .  .  .  .  .  .                 *         5.24
*         4.49        4.77
Nonregulated .  .  .  .  .  .  .  .  .  .  .  .               2.17        2.40
2.10        2.01        2.27
      Weighted average.  .  .  .  .  .  .  .  .           $   3.89    $   4.33
$   4.35    $   4.29    $   4.45
                                                          ========    ========
========    ========    ========

GAS REQUIREMENTS (BCF)
Regulated gas sales
  Residential and commercial.  .  .  .  .  .  .              275.3       285.0
280.7       261.7       252.5
  Industrial .  .  .  .  .  .  .  .  .  .  .  .                9.4        12.5
12.5        11.2        15.2
  Wholesale  .  .  .  .  .  .  .  .  .  .  .  .                 .3        80.7
21.2        95.0       110.9
Nonregulated gas sales.  .  .  .  .  .  .  .  .              332.8       226.0
134.4       118.1       123.4
                                                          ________    ________
________    ________    ________
      Total sales  .  .  .  .  .  .  .  .  .  .              617.8       604.2
448.8       486.0       502.0
Used and unaccounted for .  .  .  .  .  .  .  .               48.3        44.0
51.7        34.5        44.7
                                                          ________    ________
________    ________    ________
      Total requirements .  .  .  .  .  .  .  .              666.1       648.2
500.5       520.5       546.7
                                                          ========    ========
========    ========    ========

GAS SUPPLY (BCF)
Purchased gas.  .  .  .  .  .  .  .  .  .  .  .              559.6       485.2
370.6       377.2       434.4
Storage (input) withdrawal  .  .  .  .  .  .  .              (13.0)       33.5
1.9        10.5       (34.8)
Gas produced
  Gulf region.  .  .  .  .  .  .  .  .  .  .  .               76.4        81.6
78.9        84.2        89.4
  Appalachian area .  .  .  .  .  .  .  .  .  .               27.8        29.4
33.1        35.3        43.5
  Other areas.  .  .  .  .  .  .  .  .  .  .  .               15.3        18.5
16.0        13.3        14.2
                                                          ________    ________
________    ________    ________
      Total produced  .  .  .  .  .  .  .  .  .              119.5       129.5
128.0       132.8       147.1
                                                          ________    ________
________    ________    ________
      Total supply .  .  .  .  .  .  .  .  .  .              666.1       648.2
500.5       520.5       546.7
                                                          ========    ========
========    ========    ========

PURCHASED GAS COSTS (MILLIONS)**  .  .  .  .  .           $1,375.8    $1,349.5
$1,132.1    $1,093.6    $1,440.7
                                                          ========    ========
========    ========    ========

AVERAGE PURCHASE RATES PER MCF**  .  .  .  .  .           $   2.46    $   2.78
$   3.05    $   2.90    $   3.32
                                                          ========    ========
========    ========    ========

GAS TRANSPORTATION
Revenues (Millions).  .  .  .  .  .  .  .  .  .           $  293.7    $  222.5
$  201.0    $  154.9    $  147.5
                                                          ========    ========
========    ========    ========

Gas Transported (Bcf) .  .  .  .  .  .  .  .  .              724.9       587.5
613.1       446.7       377.8
                                                          ========    ========
========    ========    ========
________________________________________________________________________________
__________________________________

 * Demand charges and low sales volumes produce an average rate which is not meaningful.
**  Includes transportation charges.

MARKET EXPANSION

In recent years Consolidated has pursued a broad program designed to expand its interstate pipeline system and extend its marketing territory. Consolidated's principal objective has been to build long-term supply relationships with customers in the growing markets at the perimeter of its system, markets which offer opportunities for growth in throughput due to their increasing demand for energy. Consolidated has concentrated its transmission expansion efforts toward potentially high-volume, weather sensitive markets and areas with growing power generation needs located primarily in the Northeast and along the East Coast. These markets are particularly attractive in that gas space heating is not yet as widely used in these areas as in the Company's traditional service areas of western Pennsylvania, eastern Ohio, West Virginia and upstate New York. Because of its large gas storage capacity and the location of its gridlike pipeline system in close proximity to these markets, Consolidated has an opportunity to be an important gas supplier to utilities with growing space heating markets and for customers seeking an environmentally clean, efficient fuel for electric generation.

     MARKETING HUBS

With the transmission construction program complete, the Company is now pursuing new growth opportunities available for its expanded pipeline system. In July 1994, the CNG/Sabine Center "superhub" began operations. This market center, developed by CNG Transmission and Texaco's Sabine Pipe Line Company, offers intra-hub transfers, short-term parking, wheeling and an accounting service for gas supplies. The hub makes use of the gas transmission and storage system of CNG Transmisson, enabling customers, such as utilities, interstate pipelines, large end users and marketers, to deliver or receive gas at various points in six Midwestern and Northeastern states, including interconnections with every major pipeline in those areas. In October 1994, the SEC granted formal approval for Consolidated's participation in the center. A partnership comprised of Sabine Hub Services Inc., a subsidiary of Sabine Pipe Line Company, and CNG Market Center Services, Inc., a subsidiary of CNG Power, operate the hub.

In addition, during September 1994, East Ohio Gas and Williams Energy Ventures, Inc. (Williams) established a gas trading hub at Lebanon, Ohio. East Ohio Gas operates and manages the hub, which is a point on "Streamline," a computerized network for cash-market natural gas trades developed by Williams. The hub is expected to be developed in two phases. The Lebanon Streamline point is separate from, but complementary to, the CNG/Sabine Center.

     PIPELINE EXPANSION

CNG Transmission and Texas Eastern are bidding to serve the growing markets in the Mid-Atlantic and Southeast markets. In November 1994, they announced plans for a joint project called "WinterNet" to provide up to 400 million cubic feet per day of natural gas service to meet the winter seasonal and peak needs of these markets. WinterNet facilities would include additional pipeline capacity along CNG Transmission's and Texas Eastern's pipeline systems, storage on CNG Transmission's system, liquefied natural gas storage capacity and new pipeline capacity into North Carolina. If the proposal receives required approvals, the project would be phased in over a three-year period beginning in 1997, with construction expected to cost between $350 million and $400 million.

     MARKETING ALLIANCE

In November 1994 CNG Energy Services formed a marketing alliance with two Canadian firms: Hydro-Quebec, the largest electric power producer in North America, and Noverco, the majority shareholder of Gaz Metropolitain, one of Canada's largest natural gas distributors. This alliance will offer energy services to customers throughout the northeastern and midwestern United States and eastern Canada by allowing them to draw on the combined capabilities of three companies with some $44 billion (in U.S. dollars) of assets in production, storage, transmission and distribution of both gas and electricity.

     ADDITIONAL USES FOR NATURAL GAS

During 1994, Consolidated continued its involvement with a number of gas burning technologies that provide opportunities to improve customer efficiency while promoting the use of natural gas in markets that are not sensitive to the weather or economic downturn. The advancement of such technologies appears promising as business entities strive to comply with provisions of the Federal Clean Air Act, legislation which applies strict anti-pollution standards to factories, fleet and mass transit vehicles, and electric power plants. The law is likely to increase demand for natural gas, but the extent thereof will depend on how the Act is implemented and enforced. Gas demand could also increase as the result of the Energy Policy Act of 1992. This Act requires and encourages large vehicle fleets to operate on alternative fuels such as natural gas. The Energy Policy Act also created a new class of independent power producers exempt from utility regulation, which could lead to the construction of additional gas-fueled generating facilities.

Consolidated is also pursuing other technological opportunities, including gas cooling equipment, fuel cell power generation, coal drying processes and the promotion of natural gas powered vehicles (NGVs). Fleet operators and mass transit authorities are using NGVs for both fuel cost efficiencies and to reduce environmental pollution. Despite the environmental benefits of NGVs, it appears unlikely that such vehicles will replace a significant number of gasoline powered vehicles in the near future, given the lack of a nationwide network of refueling facilities and the current cost of retrofitting vehicles. However, beginning in 1997, the Clean Air Act could require 22 of the country's most polluted regions to convert a portion of their fleet vehicles to natural gas. Consolidated supplies natural gas to utilities that serve Baltimore, Washington, D.C., and New York, three metropolitan areas directly affected by this provision of the Act.

RATE MATTERS (See Note 2 to the consolidated financial statements, page 55.)

The Company's total average unit selling price for gas in 1994 was $3.89 per Mcf, down 10 percent from $4.33 in 1993. In 1992, the average unit selling price was $4.35 per Mcf. The decline in 1994 was due primarily to a lower average rate for nonregulated gas sales. Average sales prices in 1993 were higher for all retail categories and for sales of the Company's gas production compared with 1992. However, the sales from storage inventory at lower rates under alternative FERC-approved tariff schedules reduced the overall selling price for 1993 to slightly below the 1992 rate.

The Company's utility subsidiaries continue to seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, subsidiary companies make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas.

The following is a summary of rate activity during 1994 and to date.

     CNG TRANSMISSION

CNG Transmission received FERC approval to implement Order 636 effective October 1, 1993, in accordance with the terms of a comprehensive stipulation and agreement reached with customers and others. On July 29, 1994, the FERC approved recovery, through a direct bill mechanism, of $9.8 million of transition costs. These billings began August 1, 1994, subject to refund, and are in addition to the $177.9 million of transition costs CNG Transmission direct billed and began collecting in December 1993.

On December 30, 1993, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $106.6 million. The rate increase request, as revised, is intended to cover higher operating costs, increased plant investment, and the recovery of transition costs related to stranded facilities resulting from Order 636. CNG Transmission initially filed for recovery of $9.2 million of stranded facilities costs in this case, but subsequently reduced that amount to $4.7 million to reflect actual amounts incurred. The increase went into effect on July 1, 1994, subject to refund. CNG Transmission is currently in settlement discussions with the FERC Staff and intervenors concerning this case.

In a December 30, 1994 filing, CNG Transmission requested recovery of an additional $.7 million of stranded upstream transportation service costs. The FERC approved recovery of these costs, subject to refund, on January 27, 1995.

     HOPE GAS

On October 29, 1993, the Public Service Commission of West Virginia (PSC) granted Hope Gas an indicated $1.9 million annual revenue increase effective November 1, 1993. On March 30, 1994, the PSC issued an order on reconsideration, resulting in an additional increase in annual revenues of $.3 million. The latter increase was effective March 30, 1994. The order reflects a return on equity of 10.55 percent. In its filing, Hope Gas had requested an $8.2 million annual revenue increase and a return on equity of
12.30 percent.

On January 4, 1995, Hope Gas filed with the PSC for an $11.8 million annual revenue increase. The rate increase request is intended to reflect higher costs associated with the addition, repair and replacement of pipelines serving customers. If approved, the new rates would become effective November 1, 1995.

     EAST OHIO GAS

On July 14, 1994, The Public Utilities Commission of Ohio (PUCO) approved a stipulation and recommendation allowing East Ohio Gas to recover transition costs passed on to it by upstream pipeline companies. Accordingly, East Ohio Gas will recover the unrecovered gas cost portion of transition costs from its tariff customers through the gas cost recovery (GCR) mechanism. Gas supply realignment costs billed by the pipelines will be recovered by East Ohio Gas from its sales customers, through the GCR mechanism, and from its transportation customers, through a surcharge.

On November 3, 1994, the PUCO approved a proposed settlement of East Ohio Gas' general rate case which will increase annual revenues by $68.6 million. Under the settlement, new rates take effect in two phases: a $62.4 million revenue increase began November 8, 1994, and an additional $6.2 million increase will become effective November 8, 1995. The settlement reflects an imputed return on equity of 12.15 percent. In its filing, East Ohio Gas had requested a $99.1 million annual revenue increase and a return on equity of 12.64 percent.

     PEOPLES NATURAL GAS

On July 21, 1994, the Pennsylvania Public Utility Commission (PA PUC) approved a general rate increase of $7.5 million in annual revenues for Peoples Natural Gas. The new rates became effective July 22, 1994. In its October 1993 filing, Peoples Natural Gas had requested an annual revenue increase of $28.4 million.

On July 22, 1994, Peoples Natural Gas began to recover, through a volumetric surcharge, the non-gas cost related portion of Order 636 transition costs billed by upstream pipeline companies. The surcharge is being adjusted on a quarterly basis to reflect the level of transition costs billed by the pipelines and transition cost recovery decisions made by the FERC. Peoples Natural Gas will continue to recover gas cost related transition costs through its periodic GCR filings.

On December 2, 1994, the PA PUC approved a nongeneral rate case filed by Peoples Natural Gas in June 1994. Approval of the filing enables Peoples Natural Gas to recover postretirement benefits other than pensions on a prospective basis, effective the date of approval.

On February 1, 1995, Peoples Natural Gas filed a general rate case with the PA PUC seeking $32.8 million in additional annual revenues. The rate increase request is intended to cover higher operating expenses and plant investment. If approved, the new rates would become effective no later than November 2, 1995.

     VIRGINIA NATURAL GAS

On September 1, 1994, Virginia Natural Gas filed a general rate filing with the Virginia State Corporation Commission requesting an annual revenue increase of $9.9 million. The requested rate increase reflects additional plant investment and higher operating and maintenance expenses. The new rates went into effect, subject to refund, on October 1, 1994.

ITEM 1.     BUSINESS (Concluded)

EXECUTIVE OFFICERS OF THE COMPANY (Note 1)
______________________________________________________________________________
       Name, Age and                              Business Experience
     Position (Note 2)                           During Past Five Years
______________________________________________________________________________

George A. Davidson, Jr. (56)          Mr. Davidson was elected to his present
Chairman of the Board and             position on May 19, 1987, and has been a
Chief Executive Officer,              Director since October 1985.
and Director


Lester D. Johnson (63)                Mr. Johnson was elected to his present
Vice Chairman and                     position on January 1, 1995, and has
Chief Financial Officer,              been a Director since May 1992.  He
and Director                          served as Executive Vice President and
                                      Chief Financial Officer from March 1992
                                      to January 1995.  From January 1986 to
                                      March 1992, he served as Senior Vice
                                      President and Chief Financial Officer.


Stephen E. Williams (46)              Mr. Williams was elected to his present
Senior Vice President and             position on January 1, 1993.  He served
General Counsel                       as Associate General Counsel from
                                      September 1992 to January 1993.  From
                                      April 1987 to September 1992, he served
                                      as General Counsel and Secretary of CNG
                                      Transmission.


David M. Westfall (47)                Mr. Westfall was elected to his present
Senior Vice President, Financial      position on January 1, 1995.  He served
                                      as Senior Vice President at CNG
                                      Transmission from January 1988 to
                                      January 1995.


David J. Dzuricky (43)                Mr. Dzuricky was elected to his present
Vice President and Treasurer          position on August 1, 1993.  He served
                                      as Vice President and Treasurer of
                                      Virginia Natural Gas from July 1992 to
                                      August 1993, and as its Vice President,
                                      Treasurer and Controller from January
                                      1991 to July 1992, and Vice President,
                                      Treasurer, Secretary and Controller from
                                      June 1990 to January 1991.  From January
                                      1988 to June 1990, he served as
                                      Treasurer of CNG Transmission.


Stephen R. McGreevy (44)              Mr. McGreevy was elected to his present
Vice President, Accounting            position on March 1, 1993.  He served as
and Financial Control                 Controller from January 1986 to March
                                      1993.


Laura J. McKeown (36)                 Ms. McKeown was elected to her present
Secretary                             position on May 16, 1989.


Thomas F. Garbe (42)                  Mr. Garbe was elected to his present
Controller                            position on March 1, 1993.  He served as
                                      Senior Assistant Controller from May
                                      1991 to March 1993 and as Assistant
                                      Controller from January 1986 to May
                                      1991.
______________________________________________________________________________

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

ITEM 2.     PROPERTIES

GENERAL INFORMATION ON FACILITIES (Maps are on pages 20 and 21.)

The total gross investment of the Company and its subsidiaries in property, plant and equipment was $7.7 billion at December 31, 1994. The largest portion of this investment (61%) is in facilities located in the Appalachian area. Another significant portion (23%) is located in the Gulf of Mexico.

Of the $7.7 billion investment, $3.5 billion is in production and gathering systems, of which 58 percent is invested in the Gulf of Mexico and the Gulf coast and 27 percent in the Appalachian area. The Company's production subsidiary, CNG Producing, accounts for $2.9 billion of the $3.5 billion investment, and CNG Transmission and the distribution subsidiaries account for the remaining $600 million. In addition to the wells and acreage listed elsewhere in ITEM 2, this investment includes 7,079 miles of gathering lines which are located almost entirely within the Appalachian area.

The Company's investment in its gas distribution network includes 28,599 miles of pipe, exclusive of service pipe, the cost of which represents 61% of the $1.6 billion invested in the total function.

The Company's storage operation, the largest in the industry, consists of 26 storage fields, 331,834 acres of operated leaseholds, 2,039 storage wells and 816 miles of pipe. The investment in storage properties is $665 million, including $105 million of cushion gas stored.

Of the $1.5 billion invested in transmission facilities, 69% represents the cost of 7,403 miles of pipe required to move large volumes of gas throughout the Company's operating area.

The Company has 107 compressor stations with 470,093 installed compressor horsepower. Some of the stations are used interchangeably for several functions.

The Company's investment in its fully integrated natural gas system is considered suitable to do all things necessary to bring gas to the consumer. The Company's properties provided the capacity to meet a record system peak day sendout, including transportation service, of 9.1 Bcf on January 18, 1994.

Map of Principal Facilities at December 31, 1994
(GRAPHIC MATERIAL OMITTED)

Map of Exploration and Production Areas at December 31, 1994
(GRAPHIC MATERIAL OMITTED)

GAS AND OIL PRODUCING ACTIVITIES (See Note 18(A) to the consolidated financial statements, page 72.)

Properties and activities subject to cost-of-service rate regulation are shown together with non-cost-of-service properties (those subject to contractual arrangements, and Canadian properties) and activities in the statistical presentations which follow.

     COMPANY-OWNED RESERVES

Estimated net quantities of proved gas and oil reserves at December 31, 1992 through 1994, follow:

________________________________________________________________________________
_______________________
December 31,                                      1994                 1993
1992
________________________________________________________________________________
_______________________

                                            Proved     Total     Proved
Total     Proved     Total
                                           Developed   Proved   Developed
Proved   Developed   Proved
________________________________________________________________________________
_______________________

Gas Reserves (Bcf)
  Non-cost-of-service .  .  .  .  .  .         730       901        761
885          794      918
  Cost-of-service  .  .  .  .  .  .  .          71        71         75
75           80       80
                                            ______    ______     ______
______       ______   ______
    Total .  .  .  .  .  .  .  .  .  .         801       972        836
960          874      998
                                            ======    ======     ======
======       ======   ======
Oil Reserves (000 Bbls)
  Non-cost-of-service .  .  .  .  .  .      20,379    46,255     21,936
27,596       27,449   29,238
  Cost-of-service  .  .  .  .  .  .  .         256       256        287
287          283      283
                                            ______    ______     ______
______       ______   ______
    Total .  .  .  .  .  .  .  .  .  .      20,635    46,511     22,223
27,883       27,732   29,521
                                            ======    ======     ======
======       ======   ======
________________________________________________________________________________
_______________________

CNG Producing, East Ohio Gas, Hope Gas, Peoples Natural Gas and CNG Transmission file Form EIA-23 with the Department of Energy. The reserves reported at December 31, 1993, as well as those which will be reported at December 31, 1994, are not reconcilable with Company-owned reserves because they are calculated on an operated basis and include working interest reserves of all parties.

     QUANTITIES OF GAS AND OIL PRODUCED

Net quantities (net before royalty) of gas and oil produced during each of the last three years follow:

______________________________________________________________________________
Years Ended December 31,                                1994     1993     1992
______________________________________________________________________________

Gas Production (Bcf)
  Non-cost-of-service .  .  .  .  .  .  .  .  .          114      124      121
  Cost-of-service  .  .  .  .  .  .  .  .  .  .            6        6        7
                                                       _____    _____    _____
    Total .  .  .  .  .  .  .  .  .  .  .  .  .          120      130      128
                                                       =====    =====    =====

Oil Production (000 Bbls)
  Non-cost-of-service .  .  .  .  .  .  .  .  .        3,333    3,907    4,508
  Cost-of-service  .  .  .  .  .  .  .  .  .  .           24       29       31
                                                       _____    _____    _____
    Total .  .  .  .  .  .  .  .  .  .  .  .  .        3,357    3,936    4,539
                                                       =====    =====    =====
______________________________________________________________________________

The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per Mcf of non-cost-of-service gas produced during the calendar years 1992 through 1994 was $2.05, $2.24 and $2.16, respectively. The respective average sales prices for oil were $18.15, $15.66 and $14.45 per barrel. The average production (lifting) cost per Mcf equivalent of non-cost-of-service gas and oil produced during the years 1992 through 1994 was $.37, $.33 and $.32, respectively.

     PRODUCTIVE WELLS

The number of productive gas and oil wells in which the subsidiary companies have an interest at December 31, 1994, follow:

______________________________________________________________________________
                                                    Gas Wells      Oil Wells
                                                  Gross     Net   Gross    Net
______________________________________________________________________________

Non-cost-of-service*  .  .  .  .  .  .  .  .      5,358    4,559    879    411
Cost-of-service .  .  .  .  .  .  .  .  .  .      2,124    1,764      3      3
                                                  _____    _____   ____   ____
  Total.  .  .  .  .  .  .  .  .  .  .  .  .      7,482    6,323    882    414
                                                  =====    =====   ====   ====
______________________________________________________________________________
* Includes 81 gross (21 net) multiple completion gas wells and 6 gross (2 net) multiple completion oil wells.

     ACREAGE

The following table sets forth the gross and net developed and undeveloped acreage of the subsidiary companies at December 31, 1994:

______________________________________________________________________________
                                     Developed Acreage    Undeveloped Acreage
                                      Gross       Net       Gross       Net
______________________________________________________________________________

Non-cost-of-service.  .  .  .       1,593,623  1,197,233  1,103,074    735,837
Cost-of-service .  .  .  .  .         436,105    433,759     41,060     37,445
                                    _________  _________  _________  _________
  Total.  .  .  .  .  .  .  .       2,029,728  1,630,992  1,144,134    773,282
                                    =========  =========  =========  =========
______________________________________________________________________________

Approximately 28% of the foregoing non-cost-of-service undeveloped net acreage and 100% of the cost-of-service undeveloped net acreage is located in the Appalachian area.

     NET WELLS DRILLED IN THE CALENDAR YEAR

The number of non-cost-of-service net wells completed during each of the last three years follow (there were no cost-of-service wells completed during this three-year period):

______________________________________________________________________________
                             Exploratory       Development         Total
                           Productive  Dry   Productive* Dry   Productive  Dry
______________________________________________________________________________

Years Ended December 31,
  1994 .  .  .  .  .  .  .      2       10       22       1        24       11
  1993 .  .  .  .  .  .  .      2        6       13       1        15        7
  1992 .  .  .  .  .  .  .      1        3       54      10        55       13
______________________________________________________________________________
* Includes Canadian completions: 1994 - 1 well, 1993 - 1 well and 1992 - 0 wells.

As of December 31, 1994, 8 gross (3 net) non-cost-of-service wells were in process of drilling, including wells temporarily suspended. As of December 31, 1994, Consolidated was engaged in waterflood projects in Oklahoma and Texas, a gas injection program in the Gulf of Mexico, and an enhanced oil recovery program in Alberta, Canada.

ITEM 2.     PROPERTIES (Concluded)

     GAS PURCHASE CONTRACT RESERVES (AT DECEMBER 31, 1994) AND AVAILABILITY OF SUPPLY (CALENDAR YEAR 1995)

Gas purchase reserves under contract with independent producers in the Appalachian area total 638 Bcf at December 31, 1994. In addition, at December 31, 1994, Consolidated had gas supply contracts with various other producers and marketers with contract lengths ranging from a few months to ten years. The volume of gas available to Consolidated under these supply contracts totals 375 Bcf if all volumes are requested. These gas purchase contract reserve and gas supply contract volume amounts are as contained in the February 14, 1995 report of Ralph E. Davis Associates, Inc. Of the total 638 Bcf under contract from Appalachian producers, the volume of gas expected to be purchased in 1995 under such contracts is not estimable as such contracts are generally life-of-the-well arrangements and contain provisions adaptable to changing market conditions. Of the total 375 Bcf available under contract from other producers and marketers, approximately 239 Bcf of gas will be available to Consolidated in 1995, assuming all volumes are requested. There were no gas purchases from pipeline companies in 1994, as Consolidated converted its remaining gas purchase contracts with interstate pipeline companies to firm transportation contracts during 1993.

The Company anticipates that substantial volumes of gas will be available for purchase during 1995 on the spot market. Due to the nature of spot market transactions, the volumes of such gas available to Consolidated in 1995 cannot be reasonably estimated. However, for the calendar year 1995, Consolidated expects its distribution subsidiaries to have approximately 383 Bcf of firm transport capacity available on upstream pipelines and 121 Bcf of storage capacity available to meet their customer requirements.

The volumes expected to be available from Company-owned wells in 1995 amount to 128 Bcf of gas and 3,988 thousand barrels of oil. Included in these amounts are 122 Bcf of gas and 3,962 thousand barrels of oil expected to be available from the Company's non-cost-of-service properties. The foregoing volumes are based on the Company's current production estimates of proved gas and oil reserves. Actual production may differ from these amounts due to a number of factors, including changing market conditions and the acquisition or sale of reserves.

ITEM 3.     LEGAL PROCEEDINGS

Reference is made to "Environmental Matters," page 41, and to Note 15 to the consolidated financial statements, page 68, for environmental-related information.

Reference is made to "Rate Matters," page 16, for descriptions of certain regulatory proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

This information is included in Note 18(C) to the consolidated financial statements, page 77, and reference is made thereto.

ITEM 6.  SELECTED FINANCIAL DATA

________________________________________________________________________________
_______________________________________
SUMMARY OF FINANCIAL DATA (Thousand $)                     1994          1993
1992          1991          1990
________________________________________________________________________________
_______________________________________
EARNINGS
Gas sales .  .  .  .  .  .  .  .  .  .  .  .  .    $  2,402,861  $  2,615,036  $
1,951,545  $  2,082,927  $  2,234,347
Gas transportation, storage and other.  .  .  .         633,167       569,049
569,305       524,079       480,524
  Total operating revenues  .  .  .  .  .  .  .       3,036,028     3,184,085
2,520,850     2,607,006     2,714,871
Purchased gas, transport capacity
  and other purchased products .  .  .  .  .  .       1,531,114     1,673,374
1,063,605     1,237,227     1,344,588
Operation and maintenance, depreciation .  .  .         968,892       972,314
945,665       924,242       911,407
Taxes, other than income taxes .  .  .  .  .  .         192,617       181,053
169,315       160,632       158,459
  Operating income before income taxes  .  .  .         343,405       357,344
342,265       284,905       300,417
Income taxes .  .  .  .  .  .  .  .  .  .  .  .          82,427        99,906
68,623        54,844        52,123
Interest charges.  .  .  .  .  .  .  .  .  .  .          87,501        79,475
83,433        87,829        92,873
Other income-net, including change in
  accounting principle.  .  .  .  .  .  .  .  .           9,694        27,953
4,749        26,381         8,349
  Net income .  .  .  .  .  .  .  .  .  .  .  .         183,171       205,916
194,958       168,613       163,770
Per share of common stock
  Income before change in accounting principle.           $1.97         $2.03
$2.19         $1.94         $1.91
  Cumulative effect of applying SFAS No. 109  .              -            .19
-             -             -
  Net income .  .  .  .  .  .  .  .  .  .  .  .           $1.97         $2.22
$2.19         $1.94         $1.91
Average common shares outstanding .  .  .  .  .      92,999,693    92,808,156
89,127,805    86,836,920    85,683,172
Return on average stockholders' equity  .  .  .            8.4%          9.6%
9.7%          9.0%          9.3%
Times fixed charges earned  .  .  .  .  .  .  .            3.53          3.95
3.41          2.86          2.73
________________________________________________________________________________
_______________________________________
DIVIDENDS - CASH
Paid per common share .  .  .  .  .  .  .  .  .           $1.94         $1.92
$1.90         $1.88         $1.84
  Payout ratio  .  .  .  .  .  .  .  .  .  .  .           98.5%         86.5%
86.8%         96.9%         96.3%
Declared per common share.  .  .  .  .  .  .  .           $1.94        $1.925
$1.905        $1.885         $1.85
________________________________________________________________________________
_______________________________________
ASSETS
Total assets .  .  .  .  .  .  .  .  .  .  .  .    $  5,518,673  $  5,437,188  $
5,158,871  $  5,026,775  $  5,020,026
Property, plant and equipment
  Total investment .  .  .  .  .  .  .  .  .  .       7,676,956     7,346,028
7,087,102     6,749,165     6,433,527
  Accumulated depreciation  .  .  .  .  .  .  .       3,650,310     3,429,760
3,212,202     3,010,776     2,820,771
Capital expenditures and acquisitions.  .  .  .         437,785       342,569
441,518       493,033       559,514
________________________________________________________________________________
_______________________________________
CAPITAL STRUCTURE
Total common stockholders' equity .  .  .  .  .    $  2,184,334  $  2,176,432  $
2,132,838  $  1,889,783  $  1,844,594
Long-term debt  .  .  .  .  .  .  .  .  .  .  .       1,151,973     1,158,648
1,111,956     1,159,123     1,128,513
                                                   ____________  ____________
____________  ____________  ____________
  Total capitalization.  .  .  .  .  .  .  .  .    $  3,336,307  $  3,335,080  $
3,244,794  $  3,048,906  $  2,973,107
                                                   ============  ============
============  ============  ============
Long-term debt ratio  .  .  .  .  .  .  .  .  .           34.5%         34.7%
34.3%         38.0%         38.0%
Shares of common stock outstanding at year-end.      93,027,847    92,933,828
92,557,017    87,321,917    86,327,073
Common stockholders' equity per share   .  .  .          $23.48        $23.42
$23.04        $21.64        $21.37
________________________________________________________________________________
_______________________________________

                                       26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

Net income in 1994 was $183 million, an 11 percent decrease from the $206 million earned in 1993. On a per share basis, 1994 earnings were $1.97 compared with $2.22 earned in 1993. Net income in 1992 was $195 million, or $2.19 a share.

Warmer weather, higher operating costs, lower average wellhead gas prices, reduced gas production and higher interest expense contributed to the earnings decline in 1994. Weather in Consolidated's retail service areas was warmer than 1993 and warmer than normal for the fifth consecutive year. Normal weather represents a measure of temperature experienced over a 30-year period. Normal weather would have added about $.12 a share to the $1.97 a share reported for 1994.

The higher operating costs are being addressed through cost containment efforts at all subsidiaries. Also, five of the Company's regulated subsidiaries have recently implemented or are pursuing rate increases that include higher operating expense levels, as well as recovery of investments in new facilities (see "Federal and State Regulatory Matters").

In 1993, colder weather, higher prices for natural gas production and increased gas deliveries resulting from pipeline expansion projects were major factors for the earnings improvement over 1992. Weather in Consolidated's retail service areas was colder than in 1992, but warmer than normal. Normal weather in 1993 would have added about $.06 a share to the $2.22 a share reported.

Earnings in both 1993 and 1992 included the positive impact of deferred tax benefits. In 1993, deferred tax benefits of $17.4 million, or $.19 a share, resulting from the mandatory adoption of Statement of Financial Accounting Standards (SFAS) No. 109, are reported as a separate component of net income as the cumulative effect of the accounting change. By contrast, deferred tax benefits recognized in 1992 under the previously applicable accounting standard reduced income tax expense in that year by $13.0 million, or $.15 a share.

Results for 1993 were negatively impacted by higher income taxes due to the increase in the federal corporate income tax rate from 34 percent to 35 percent enacted in August 1993. The effects of this rate change included an $11.4 million, or $.12 a share, adjustment to previously recorded deferred tax balances and a $2.7 million, or $.03 a share, increase in current taxes to reflect the new tax law retroactive to January 1, 1993.

The expansion of the Company's transmission operations, increased gas storage service revenues, and higher wellhead prices for gas, offset by warmer than normal weather, were major factors contributing to 1992 earnings. If weather in the retail service areas had been normal in 1992, earnings would have been $.16 a share higher than the $2.19 reported. The increase in average gas wellhead prices for the year was offset to a large extent by lower gas and oil production and lower average oil wellhead prices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING REVENUES

Operating revenues include revenues from gas and oil sales, transportation of gas, storage service, brokering activities and by-product operations.

Total operating revenues in 1994 were $3,036.0 million, a decrease of $148.1 million compared to 1993 operating revenues of $3,184.1 million. Regulated gas sales revenues were down $393.9 million in 1994 primarily due to the abandonment by CNG Transmission Corporation (CNG Transmission) of its traditional sales service with the implementation of Federal Energy Regulatory Commission (FERC) Order 636 in October 1993. Retail sales revenues were higher in 1994 as higher average sales prices received from all customer classes more than offset a decline in gas volumes sold resulting from the warmer weather in 1994. Nonregulated gas sales revenues increased $181.8 million, representing a significant increase in volumes sold due to a full year of operation at CNG Energy Services Corporation (together with its predecessor companies, CNG
Energy Services) partially offset by a decline in the average sales price. Revenues from gas transportation and storage services rose $76.3 million reflecting CNG Transmission's first full year of operations under FERC Order
636. Other operating revenues declined $12.3 million, primarily due to lower oil sales volumes and prices.

Total operating revenues were up $663.2 million in 1993 with the increase due to higher gas sales revenues. Regulated gas sales revenues increased $403.7 million due to higher retail sales volumes and rates and the sales of gas from storage inventory by CNG Transmission. Nonregulated gas sales revenues rose $259.8 million due to higher gas wellhead prices and production and the initial year of marketing activities by CNG Energy Services. Gas transportation and storage revenues were up $25.8 million, with most of the increase attributable to higher transport volumes following CNG Transmission's implementation of FERC Order 636. Other operating revenues declined $26.1 million due chiefly to lower oil and condensate sales volumes and prices.

The total average unit selling price of gas in 1994 was $3.89 per thousand cubic feet, down 10 percent from $4.33 in 1993. In 1992, the average unit selling price was $4.35 per thousand cubic feet. The decline in 1994 was due primarily to a lower average rate for nonregulated gas sales. Average sales prices in 1993 were higher for all retail categories and for sales of the Company's gas production compared with 1992. However, the sales from storage inventory at lower rates under alternative FERC-approved tariff schedules reduced the overall selling price for 1993 to slightly below the 1992 rate.

OPERATING EXPENSES

Operating expenses, including taxes, decreased 5 percent in 1994 to $2.78 billion. Operating expenses in 1993 were $2.93 billion, up 30 percent from $2.25 billion in 1992.

Purchased gas costs consistently represent the largest expense item for Consolidated. Purchased gas costs were $1,424.0 million in 1994, $1,594.4 million in 1993 and $990.6 million in 1992. This expense is influenced primarily by changes in gas sales requirements, the price and mix of gas supplies, and the timing of recoveries of deferred purchased gas costs. Lower spot market gas prices and lower recoveries of previously deferred gas costs by the distribution subsidiaries, partially offset by increased volume requirements, were the primary factors for the decline in 1994. Increased volume requirements, CNG Transmission's billing of its October 1, 1993, balance of unrecovered gas and transportation costs under FERC Order 636, and higher spot market gas prices were the principal reasons for the level of costs in 1993. The sales of approximately 58 billion cubic feet (Bcf) of gas from storage inventory by CNG Transmission and increased recoveries of previously deferred gas costs also contributed to the higher expense in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Transport capacity and other purchased products expense includes the cost of pipeline capacity not associated with gas purchased and the cost of liquids and by-products purchased for resale. This expense increased $28.1 million and $6.0 million in 1994 and 1993, respectively, primarily due to increased transport capacity purchased from other pipeline companies by CNG Transmission and CNG Energy Services.

Combined operation and maintenance expense increased $11.9 million in 1994, to $689.6 million. The increase in operation expense of $9.9 million, to $600.4 million, was due principally to higher payroll costs, including weather-related overtime during the unusually cold weather early in 1994, and overhead costs. Maintenance expense was up $2.0 million, or 2 percent, to $89.2 million.

In 1993, combined operation and maintenance expense increased $19.9 million, or 3 percent from 1992. Operation expense was up $11.8 million to $590.5 million reflecting increased payroll and benefit expenses and overhead costs. Maintenance expense in 1993 was up $8.1 million to $87.2 million largely because of additional work performed with respect to distribution and transmission mains, compressor station maintenance and environmental-related costs (see "Environmental Matters"). The adoption in 1993 of SFAS No. 106 did not have a significant impact on operation expense. Reference is made to
Note 5 to the consolidated financial statements for additional information regarding SFAS No. 106.

Depreciation expense increased in both 1994 and 1993 for the regulated subsidiaries due principally to the higher level of plant investment. The higher amount in 1993 reflects, for the most part, depreciation charges for the Virginia intrastate pipeline which was placed in service during 1992. Amortization of gas and oil producing properties decreased in 1994 due to lower overall production and the recognition of additional reserves in the Gulf of Mexico. Amortization of gas and oil properties declined in 1993 compared with 1992 due primarily to lower oil production.

Taxes, other than income taxes, increased $11.5 million in 1994 compared with an $11.7 million increase in 1993. Both increases were due in large part to higher property taxes.

Income taxes declined $17.5 million in 1994 compared to the prior year primarily as a result of lower pretax earnings and an $11.4 million adjustment recorded in 1993 to deferred income tax expense due to the increase in the federal corporate income tax rate. Income taxes increased $31.3 million in 1993 as a result of higher pretax earnings and the additional deferred income taxes related to the tax rate increase in that year. Income taxes for 1994 and 1993 were determined under SFAS No. 109, while taxes for 1992 were determined under the previous accounting standard. Certain deferred tax benefits which reduced income tax expense in 1992 under the previous accounting standard were also a significant factor in the comparison between 1993 and 1992. Reference is made to Note 6 to the consolidated financial statements for information regarding the adoption of SFAS No. 109, as well as for information on the effects of the 1993 increase in the federal corporate income tax rate.

OTHER INCOME

Total other income was $9.7 million in 1994, $10.5 million in 1993 and $4.7 million in 1992. Interest revenues were $1.7 million higher in 1994 reflecting CNG Transmission's billing of Order 636 transition costs in December 1993 and August 1994. Interest revenues were up $1.5 million in 1993 due primarily to the recognition of interest in connection with certain regulatory programs. Interest revenues in 1992 reflect lower revenues in connection with take-or-pay recoveries by the subsidiaries and the lower interest rates which prevailed during that year. The changes in "Other-net" in the Consolidated Statement of Income reflect the differing levels of income recognized from the Company's external investments and gains on purchases of debentures for sinking funds in 1993 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTEREST CHARGES

During 1993, the Company called $266.2 million of its higher-cost borrowings, while issuing $300.0 million of lower rate debentures. Interest on long-term debt increased $3.5 million in 1994 reflecting a full year of interest expense on the debentures issued in 1993. Interest on long-term debt was lower in 1993 due to the redemptions and repayments of debenture borrowings. Other interest expense increased in 1994 primarily due to higher interest on refund obligations to customers. Other interest expense declined in 1993 compared to 1992 due primarily to lower commercial paper discount rates. The amount of interest expense capitalized has declined in the past two years reflecting the completion of pipeline expansion projects and lower interest rates.

FOURTH QUARTER RESULTS

Consolidated's net income for the fourth quarter of 1994 was $73.8 million compared with $86.1 million earned in the 1993 fourth quarter, a decrease of $12.3 million. On a per share basis, the 1994 quarter was $.79 compared with $.93 in 1993. The weather in Consolidated's retail service areas was 22 percent warmer than in the 1993 fourth quarter, thereby significantly reducing throughput and operating results. Warm weather prevailed over much of the country, depressing gas wellhead prices. In response to the low prices, Consolidated shut in a portion of its Gulf of Mexico properties, thereby reducing gas production during the quarter. Consolidated's average gas wellhead prices were down $.42 per thousand cubic feet compared with the 1993 fourth quarter.

______________________________________________________________________________
QUARTERS ENDED DECEMBER 31,                                   1994        1993
______________________________________________________________________________
                                                              (In Millions)
Operating revenues  .  .  .  .  .  .  .  .  .  .          $  788.6    $1,030.2
Operating expenses  .  .  .  .  .  .  .  .  .  .            (666.8)     (895.0)
                                                          ________    ________
Operating income before income taxes  .  .  .  .             121.8       135.2
Income taxes  .  .  .  .  .  .  .  .  .  .  .  .             (27.3)      (35.4)
Other income/expenses-net .  .  .  .  .  .  .  .             (20.7)      (13.7)
                                                          ________    ________
Net income .  .  .  .  .  .  .  .  .  .  .  .  .          $   73.8    $   86.1
                                                          ========    ========
Per common share (in dollars).  .  .  .  .  .  .              $.79        $.93
Average shares outstanding (thousands).  .  .  .            93,026      92,923
______________________________________________________________________________

NEW ACCOUNTING STANDARDS

Effective January 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires the accrual of a liability for certain postemployment benefit obligations. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COMPONENTS OF THE BUSINESS

OPERATING INCOME BEFORE INCOME TAXES

Operating income before income taxes for Consolidated's business components for the last three years is shown in the table below.

CNG Energy Services markets a portion of Company-owned production, and arranges gas supplies, transportation, storage and related services for customers. In addition, Consolidated received FERC approval during 1994 to purchase and resell electricity at market-based rates, services which will be offered by CNG Power Services, an affiliate of CNG Energy Services. Amounts pertaining to the operations of CNG Energy Services and CNG Power Services are included in the caption "Other" in the table below. The 1992 results of CNG Trading Company, a predecessor to CNG Energy Services, remain in the exploration and production component.

______________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES                  1994      1993      1992
______________________________________________________________________________
                                                           (In Millions)
Distribution .  .  .  .  .  .  .  .  .  .  .        $159.0    $166.9    $176.6
Transmission .  .  .  .  .  .  .  .  .  .  .         146.3     143.4     120.1
Exploration and production  .  .  .  .  .  .          34.0      47.3      38.8
Other* .  .  .  .  .  .  .  .  .  .  .  .  .           7.6       5.7      17.0
Corporate and eliminations  .  .  .  .  .  .          (3.5)     (6.0)    (10.2)
                                                    ______    ______    ______
    Total .  .  .  .  .  .  .  .  .  .  .  .        $343.4    $357.3    $342.3
                                                    ======    ======    ======
______________________________________________________________________________
*Includes CNG Energy Services, CNG Power (formerly CNG Energy), CNG Power
 Services, Consolidated LNG, CNG Research and CNG Coal.

Due to the regulated nature of the distribution and transmission components of Consolidated's business, operating results can be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operations. Weather is also an important factor since a major portion of the gas sold or transported by the distribution and transmission operations is ultimately used for space heating.

The following presents the operating results for each of the Company's business components. Reference is made to Note 17 to the consolidated financial statements for additional disaggregated information pertaining to the Company's operations.

DISTRIBUTION

"Distribution" represents the results of Consolidated's retail gas distribution subsidiaries, including their minor gas and oil production activities. During 1994, The Public Utilities Commission of Ohio (PUCO) approved the merger of the Company's River Gas subsidiary into The East Ohio Gas Company (East Ohio Gas). The Company now has five retail gas distribution subsidiaries.

     OPERATING INCOME BEFORE INCOME TAXES

Operating income before income taxes for the gas distribution operations declined $7.9 million in 1994, to $159.0 million. Warmer weather and higher costs of operations were the principal reasons for the decline. Overall, weather in Consolidated's retail service area was 3 percent warmer than 1993 and 4 percent warmer than normal. The higher operating costs were addressed in rate filings made by the subsidiaries during the year. Two subsidiaries were granted rate increases and another began collecting higher rates, subject to refund. However, the increases were placed into effect in the latter part of the year and did not have a significant impact on 1994 results (see "State Regulatory Issues").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating results for the gas distribution operations in 1993 were down $9.7 million, or 6 percent, from 1992. Higher costs of operations more than offset the impact of slightly colder weather and a minor increase in throughput experienced in 1993. Overall, weather in the retail service areas in 1993 was 2 percent colder than in 1992, but 1 percent warmer than normal. The colder weather, the net addition of about 17,800 residential and commercial gas sales customers and the full year impact of general rate increases placed into effect by two subsidiaries in the latter part of 1992 contributed favorably to 1993 results.

Operating results for 1992 reflected weather in Consolidated's retail service areas which was 3 percent warmer than normal for the full year but 8 percent warmer than normal for the five principal heating months. The net addition of some 21,000 residential and commercial gas sales customers, the benefit of a full year of general rate increases granted to two subsidiaries in the prior year, and the impact of general rate increases placed into effect by two subsidiaries in the latter part of 1992 contributed to operating results for 1992.

     OPERATING REVENUES

Revenues of the gas distribution operations rose $31.7 million in 1994, a 2 percent increase compared with 1993. Gas sales revenues rose $23.6 million due to increases in the average sales price received from residential and commercial customers, partially offset by reduced sales volumes which reflected warmer than normal weather. Gas sales were impacted by general rate increases placed into effect in the latter part of the year at three of Consolidated's distribution subsidiaries (see "State Regulatory Issues") and the full year impact of a general rate increase that went into effect in late 1993 at Hope Gas, Inc.
(Hope Gas). Gas transportation and storage revenues were up $6.5 million reflecting increased transportation volumes, while other operating revenues increased $1.6 million.

Operating revenues of the gas distribution operations in 1993 increased $170.8 million. Gas sales revenues rose $171.6 million due to both higher sales volumes and rates. Colder weather and an increase in the number of customers served were the principal reasons for the sales volume increase. The full year impact of general rate increases placed into effect in late 1992 by The Peoples Natural Gas Company (Peoples Natural Gas) and Virginia Natural Gas, Inc. (Virginia Natural Gas) and the increase which became effective in late 1993 for Hope Gas, contributed approximately $21.8 million to sales revenues in 1993. The recovery in current rates of previously incurred gas cost increases also contributed to the higher revenues in 1993. Gas transportation and storage revenues declined $.7 million due primarily to lower storage service revenues.

     DISTRIBUTION THROUGHPUT

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

The distribution operations provide gas transportation services to a wide range of customers, primarily commercial and industrial end users. Therefore, the volume of gas transported can be affected by changes in economics and market conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

_______________________________________________________________________________
DISTRIBUTION THROUGHPUT                              1994       1993       1992
_______________________________________________________________________________
                                                      (In Billion Cubic Feet)

Sales.  .  .  .  .  .  .  .  .  .  .  .  .          285.0      297.8      293.6
Transportation.  .  .  .  .  .  .  .  .  .          151.1      145.4      143.5
                                                    _____      _____      _____
  Throughput  .  .  .  .  .  .  .  .  .  .          436.1      443.2      437.1
                                                    =====      =====      =====
_______________________________________________________________________________

Warmer weather was the primary factor in the decline in gas sales during 1994, while transportation volumes were up 4 percent. Although the impact was partially offset by the net addition of about 22,500 customers, the weather was 3 percent warmer than in 1993 resulting in lower space-heating sales. Residential and commercial gas sales volumes declined by 6.4 Bcf and 3.3 Bcf, respectively, compared to 1993. Industrial sales volumes were down 3.1 Bcf to
9.4 Bcf, while transportation volumes were up 5.2 Bcf to 121.1 Bcf. Gas transported for commercial customers was 24.4 Bcf in 1994, up 3.3 Bcf, while transportation to off-system customers declined 2.8 Bcf to 5.6 Bcf in 1994.

Gas sales of the distribution subsidiaries were somewhat higher in 1993 compared with 1992 due to slightly colder weather while transportation volumes remained relatively unchanged. The net addition of approximately 17,800 customers in 1993 also contributed to the higher sales volumes in that year. The weather in 1993 was 2 percent colder than in 1992 resulting in higher space-heating sales. Residential gas sales increased 4.2 Bcf to 212.3 Bcf in 1993, and commercial sales volumes were virtually unchanged at 72.7 Bcf. Industrial sales volumes were flat with 1992 at 12.5 Bcf, while transportation volumes were up 1.5 Bcf to
116.0 Bcf.  Gas transported for commercial customers was 21.1 Bcf in 1993, up
1.4 Bcf compared with 1992, while transportation to off-system customers declined by 1.0 Bcf to 8.3 Bcf in 1993.

Sales growth in Consolidated's residential service areas in Ohio, Pennsylvania and West Virginia has generally been limited since such areas have experienced minimal population growth, and the vast majority of households in these areas already use natural gas for space heating. Opportunity for growth in the retail sales market is expected to continue at Virginia Natural Gas, due to customer conversions from other energy sources and the past and potential future expansion of its service territory. Since Consolidated's acquisition of this subsidiary in 1990, it has experienced an annual customer growth rate of about
4 percent, well above the 1 percent rate for Consolidated's other distribution subsidiaries. In 1994, Virginia Natural Gas connected about 8,200 new residential and commercial customers. The completion in 1992 of the 135-mile intrastate pipeline in Virginia has provided Virginia Natural Gas and its customers with new gas supply sources through access to Consolidated's transmission system and storage facilities and has afforded additional opportunities for growth in both gas sales and transportation, especially in the power generation markets.

TRANSMISSION

"Transmission" includes the results of the gas transmission, storage, by-product and certain other activities of CNG Transmission and the activities of CNG Storage Service Company. Gas and oil production activities of CNG Transmission are included in exploration and production operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

With its implementation of Order 636 effective October 1, 1993, CNG Transmission abandoned its traditional sales service which consisted of various elements of gas sales, transportation and storage that were offered and priced as a single bundled service. Customers now have even greater access to the Company's pipeline and storage capacity, together with a range of options available with respect to gas transportation and storage services.

     OPERATING INCOME BEFORE INCOME TAXES

Operating income before income taxes increased $2.9 million, or 2 percent, in 1994 to $146.3 million. Operating results for 1994 reflect the first full year of applying the straight fixed variable rate design under which operating income is less influenced by changes in throughput than in the past. Significant factors affecting 1994 operating results included increased transportation and storage service revenues, competition from other pipelines, and higher operating costs not yet reflected in rates. The higher operating costs are being addressed in CNG Transmission's latest general rate filing with the FERC.
Higher rates requested in this filing went into effect July 1, 1994, subject to refund.

Operating results for 1993 increased $23.3 million, or 19 percent, over 1992. The improvement was due partly to expanded service to customers in the Northeast as a result of the Company's pipeline construction program, increased throughput to affiliated distribution companies, and higher gas storage service and by-product revenues. Colder weather and, to a lesser extent, sales of gas from storage inventory and certain other steps taken to facilitate the transition to Order 636 also contributed to the 1993 results.

The most significant factors affecting 1992 results were the expansion of transportation service to both new customers and existing wholesale customers and end users on the East Coast, including power generation customers, and increased demand by traditional Northern Market customers. Colder weather and increased storage service revenues also contributed to 1992 results. The increased transportation to utilities and end users in the Northeast and along the East Coast was the result of the completion of several of the Company's pipeline expansion projects. The impact of these positive factors was partially offset by higher operating costs in 1992.

     OPERATING REVENUES

Total operating revenues of the transmission operations declined by $524.5 million in 1994, to $459.3 million. CNG Transmission abandoned its traditional sales service pursuant to the October 1, 1993 implementation of Order 636. Gas sales revenues in 1993 were $631.1 million. Increases during 1994 in transportation and storage service revenues of $92.9 million and $22.9 million, respectively, reflected the impact of the first full year of services provided under Order 636. Revenues from the sale of by-products declined by $1.4 million in 1994 as a result of lower prices.

In 1993, operating revenues were up $341.1 million. Gas sales revenues rose $290.0 million due chiefly to billings by CNG Transmission of its October 1, 1993, balance of certain Order 636 transition costs and the sales of approximately 58 Bcf of gas from storage inventory in anticipation of the implementation of Order 636. Gas transportation revenues were up $35.7 million and storage service revenues increased $12.6 million, both reflecting the increased level of services provided to customers. Revenues from the sale of by-products were also higher in 1993, increasing $4.5 million primarily as the result of higher propane and ethane sales volumes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     TRANSMISSION THROUGHPUT

Variations in weather conditions can also have a significant impact on the throughput of the transmission operations, since a substantial portion of the gas deliveries of these operations is ultimately used by space-heating customers. Also, transmission operations provide transportation services to a wide range of customers, including commercial and industrial end users, electric power generators, and local utility companies. Therefore, the volume of gas transported can also be affected by changes in economic and market conditions.

_______________________________________________________________________________
TRANSMISSION THROUGHPUT                              1994       1993       1992
_______________________________________________________________________________
                                                      (In Billion Cubic Feet)

Sales.  .  .  .  .  .  .  .  .  .  .  .  .             -       100.1       42.4
Transportation.  .  .  .  .  .  .  .  .  .          748.4      610.9      596.8
                                                    _____      _____      _____
  Throughput* .  .  .  .  .  .  .  .  .  .          748.4      711.0      639.2
                                                    =====      =====      =====
_______________________________________________________________________________
*Includes intercompany activity.

Consolidated's transmission operations total throughput of 748.4 Bcf in 1994 exceeded 1993's record throughput level by 5 percent. The 1994 throughput consisted solely of transportation volumes as CNG Transmission abandoned its traditional sales service with the October 1, 1993 implementation of Order 636. The increase of 137.5 Bcf of transportation volumes compared to 1993 occurred mainly in the first quarter of 1994 consistent with the cold weather experienced early in the year.

Total transmission throughput volumes in 1993 increased 71.8 Bcf compared with 1992. Wholesale gas sales volumes increased 57.7 Bcf in 1993 to 100.1 Bcf.
The increase in sales volumes was due to the sales by CNG Transmission of approximately 58 Bcf of gas from storage inventory in anticipation of the transition to restructured services. These sales, which were made at reduced prices under alternative FERC-approved tariff schedules, increased available capacity to provide future storage service while reducing certain transition costs under Order 636. Total gas transportation volumes in 1993 increased 14.1 Bcf to 610.9 Bcf. The increase in transportation volumes occurred in the fourth quarter of 1993 following implementation of Order 636 and was due primarily to volumes transported for customers in the Northern Market area and Virginia.

The changing regulatory environment has created a number of opportunities for pipeline companies to expand and serve new markets. The Company has taken advantage of selected market expansion opportunities, concentrating the efforts toward potentially high-volume, weather-sensitive markets and areas with growing power generation needs located primarily in the Northeast and along the East Coast. This expansion takes advantage of Consolidated's network of underground storage facilities and the location and nature of its gridlike pipeline system as a link between the country's major longline gas pipelines and the increasing energy demands of East Coast markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EXPLORATION AND PRODUCTION

"Exploration and production" includes the results of CNG Producing Company
(CNG Producing), the gas and oil production activities of CNG Transmission and, in 1992, the results of CNG Trading Company.

    OPERATING INCOME BEFORE INCOME TAXES

Exploration and production operating income was $34.0 million in 1994, a decrease of $13.3 million. The effect of the decline in total operating revenues due to lower prices and production was partially offset by decreases in royalty expense and depreciation and amortization of $9.4 million and $21.2 million, respectively. The lower level of royalty expense is attributable primarily to reduced gas and oil production during 1994. Lower production, together with the recognition of additional proved gas and oil reserves in the Gulf of Mexico, resulted in lower depreciation and amortization expense for 1994. Reserves equivalent to 190 Bcf of gas at Viosca Knoll 826, a deep-water project in the Gulf of Mexico in which Consolidated holds a 50 percent interest, were added in 1994 and represent the largest single addition of reserves in the Company's history.

In 1993, operating income was $47.3 million, up $8.5 million, or 22 percent, compared with 1992. Positive factors affecting operating results in 1993 included higher wellhead prices for natural gas and slightly higher gas production. Consolidated's gas wellhead prices in 1993 averaged $2.24 per thousand cubic feet, a 9 percent increase from 1992. The positive factors were partially offset by lower oil prices and production, and lower margins on the brokering of gas. The average oil wellhead price realized of $15.66 per barrel was 14 percent below 1992 levels.

Operating income in 1992 reflected the impacts of higher gas wellhead prices and reduced operation and maintenance expense which were offset somewhat by lower gas and oil production and lower wellhead oil prices. Gas wellhead prices followed industry trends, falling early in the year but recovering and strengthening as the year progressed. Consolidated's gas wellhead prices in 1992 averaged $2.05 per thousand cubic feet. The decline in operation and maintenance expense resulted from cost containment programs and, to a lesser extent, the lower gas and oil production levels. Overall, gas production for 1992 was down 4 percent and oil production was down 14 percent.

    GAS AND OIL PRODUCTION AND PRICES

The following table sets forth Consolidated's gas and oil production and average wellhead prices for the exploration and production operations for the last three years:

_______________________________________________________________________________
PRODUCTION                                         1994        1993        1992
_______________________________________________________________________________
GAS (BCF)
Nonregulated.  .  .  .  .  .  .  .  .  .          113.7       123.5       121.3
Regulated*  .  .  .  .  .  .  .  .  .  .            5.8         6.0         6.7
                                                _______     _______     _______
    Total.  .  .  .  .  .  .  .  .  .  .          119.5       129.5       128.0
                                                =======     =======     =======

OIL (000 BBLS)
Nonregulated.  .  .  .  .  .  .  .  .  .        3,333.0     3,906.8     4,507.7
Regulated*  .  .  .  .  .  .  .  .  .  .           23.8        29.1        31.3
                                                _______     _______     _______
    Total.  .  .  .  .  .  .  .  .  .  .        3,356.8     3,935.9     4,539.0
                                                =======     =======     =======

AVERAGE WELLHEAD PRICES
(NONREGULATED ONLY)
Gas (per Mcf)  .  .  .  .  .  .  .  .  .        $  2.16     $  2.24     $  2.05
Oil (per Bbl)  .  .  .  .  .  .  .  .  .        $ 14.45     $ 15.66     $ 18.15
_______________________________________________________________________________
*Cost-of-service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas wellhead prices were strong in the first quarter of 1994 but declined and remained considerably below 1993 levels for most of the balance of the year. Consolidated's average gas price was down $.08 a thousand cubic feet from 1993. The low prices for natural gas that prevailed nationwide during most of 1994 were the basis for Consolidated's decision to shut in a portion of its offshore production during the latter part of the year, resulting in lower gas production for the year. Consolidated's average oil price declined 8 percent in 1994, consistent with the continued overall decline in world oil prices. The lower oil production during 1994 was due largely to normal production declines at older properties, in addition to the partial shut-in of production.

Gas wellhead prices in 1993 were above 1992 levels for most of the year. For the year, Consolidated's average gas wellhead price was up $.19 a thousand cubic feet over 1992. Gas production increased slightly in 1993, although reduced deliverability at certain properties and the sale of selected properties in the Appalachian area held production down. The reduced deliverability was due in part to the postponement in past years of workover activity due to the weak prices in gas markets. Following world oil price trends, Consolidated's average oil price declined in 1993 as prices remained weak through most of the year and fell sharply near year-end. The lower oil production in 1993 was attributable primarily to normal production declines at older properties.

    OPERATING REVENUES

Total operating revenues declined $47.0 million in 1994. Gas sales revenues decreased $23.0 million primarily due to lower prices received during 1994. Gas sales volumes were flat compared with 1993 as lower sales of produced gas were offset by an increase in brokered gas volumes. Oil and condensate revenues were down $20.3 million which reflected lower volumes and prices for both oil production and brokering activities. Revenues from oil and condensate production decreased $13.2 million, while revenues from oil brokering were down $7.1 million. Other revenues declined $3.7 million due principally to business interruption insurance reimbursements related to Hurricane Andrew received in 1993.

Exploration and production revenues increased $17.0 million in 1993 compared with 1992. Gas sales revenues rose $43.5 million due to higher prices received, an increase in the volume of gas brokering activity and slightly higher gas production. However, a large portion of this gain was offset by lower oil and condensate revenues. Oil and condensate revenues declined $35.5 million as lower prices and volumes adversely affected revenues from both oil production and brokering activities. Revenues from the sale of oil and condensate production declined $20.8 million, while revenues from oil brokering were down $14.7 million. Other revenues were up $9.0 million in 1993 as the result of increased royalties received due to the higher gas prices and business interruption insurance reimbursements.

OTHER

Consolidated's "Other" operations reported operating income before income taxes of $7.6 million in 1994, compared with operating income of $5.7 million in 1993. A large portion of both the operating revenues and operating results of the "Other" operations in both periods is attributable to CNG Energy Services. Operating income before income taxes of CNG Energy Services was $2.8 million in 1994, an increase of $2.2 million over 1993. Gas sales by CNG Energy Services totaled 203.8 Bcf in 1994, up from 125.2 Bcf in 1993. While total throughput of CNG Energy Services in 1993 consisted entirely of gas sales volumes, 1994 total throughput includes 7.0 Bcf of gas transportation volumes. Operating revenues of CNG Energy Services were $486.3 million in 1994, an increase of $160.7 million compared with 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENT DEVELOPMENTS

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

Consolidated has never been required to recognize such an impairment under the SEC full cost rules. However, there are a number of factors, including prices, which determine whether or not an impairment is required. Average gas wellhead prices for 1994 were below those of 1993 and weakened in the early part of 1995. Ample gas supplies nationwide due to the warm weather during the 1994-1995 heating season coupled with high levels of gas inventory available from storage, have contributed to gas prices falling below the levels experienced at the end of 1994. Should the current level of gas prices not improve and there are no factors such as lower production costs or proved reserve additions to mitigate the adverse impact of the low prices, the recognition of an impairment of the Company's gas and oil producing properties will be required at the end of the first quarter of 1995. In addition, the Company is reviewing other assets which may result in the recognition of additional charges. Based on current competitive conditions, the Company is also considering a variety of cost cutting and restructuring measures, including work force reduction programs, the implementation of which may have a material adverse impact on 1995 earnings. (See "Recent Developments," page 8.)

Depending on the magnitude of any charges to 1995 net income resulting from the above, the Company's ability to issue additional senior debt may be restricted under the indenture relating to the Company's outstanding senior debentures. However, the Company has adequate alternative financing resources available to meet expected operating and capital requirements.

FEDERAL AND STATE REGULATORY MATTERS
    FERC ORDER 636

FERC Order 636, issued in 1992, allows pipelines to recover 100 percent of all prudently incurred costs resulting from the transition to the new rules (transition costs). The FERC has identified four types of transition costs:
(1) purchased gas costs that would have been recovered from customers through the purchased gas adjustment provisions of previous tariffs, but which are unrecovered at the termination of "bundled" services; (2) gas supply realignment (GSR) costs required to reform or terminate contracts to purchase gas from producers; (3) stranded costs, which are the cost of facilities or transportation arrangements no longer necessary or uneconomic after restructuring; and (4) the costs of installing new facilities that may be required to comply with the new rules.

CNG Transmission received FERC approval to implement Order 636 effective
October 1, 1993, in accordance with the terms of a comprehensive stipulation and agreement (Settlement) reached with customers and others. On July 29, 1994, the FERC approved recovery, through a direct bill mechanism, of $9.8 million of transition costs. These billings began August 1, 1994, subject to refund, and are in addition to the $177.9 million of transition costs CNG Transmission direct billed and began collecting in December 1993. In accordance with the Settlement, CNG Transmission can seek recovery through March 1995 of additional transition costs (unrecovered purchased gas and sales-related transportation costs) incurred relating to transactions prior to October 1, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As part of the Settlement, CNG Transmission will absorb up to $3.5 million of GSR costs. GSR costs, however, were minimized since certain of the Company's distribution subsidiaries agreed to the assignment from CNG Transmission of its Appalachian gas purchase contracts in consideration for favorable cost allocation provisions contained in the Settlement. The distribution subsidiaries should generally be able to pass through to their customers the costs associated with the assigned contracts in recognition of the other benefits received in the Settlement.

The full extent of stranded costs for CNG Transmission are unknown at this time. In its December 31, 1993, general rate filing with the FERC, CNG Transmission requested recovery of $9.2 million of stranded facilities costs, but subsequently reduced that amount to $4.7 million to reflect actual amounts incurred. In a December 30, 1994 filing, CNG Transmission requested recovery of an additional $.7 million of stranded upstream transportation service costs. The FERC approved recovery of these costs, subject to refund, on January 27, 1995.

Although a final overall estimate of new facilities costs to be incurred by CNG Transmission has not yet been determined, such costs may approach $50 million. The Settlement allows CNG Transmission to file with the FERC for rate increases to recover both stranded costs and new facilities costs. The Settlement also provides CNG Transmission additional rights to defer recognition of certain stranded costs pending rate case review. Parties to the Settlement have also agreed not to challenge certain construction projects that CNG Transmission may determine will assist it in rendering unbundled services.

The Company's distribution subsidiaries have taken appropriate actions to adapt to the new environment created by Order 636 and should generally be able to recover transition costs passed through to them by their former pipeline suppliers.

On July 14, 1994, the PUCO approved a stipulation and recommendation allowing the recovery of transition costs by East Ohio Gas. Accordingly, East Ohio Gas will recover the unrecovered gas cost portion of transition costs from its tariff customers through the gas cost recovery (GCR) mechanism. Gas supply realignment costs billed by the pipelines will be recovered by East Ohio Gas from its sales customers, through the GCR mechanism, and from its transportation customers, through a surcharge.

On July 22, 1994, Peoples Natural Gas began to recover, through a volumetric surcharge, the non-gas cost related portion of Order 636 transition costs billed by upstream pipeline companies. The surcharge is being adjusted on a quarterly basis to reflect the level of transition costs billed by the pipelines and transition cost recovery decisions made by the FERC. Peoples Natural Gas will continue to recover gas cost related transition costs through its periodic GCR filings.

Other portions of the Company's operations have also been affected by Order 636. CNG Producing and CNG Energy Services are developing new marketing strategies and contracts to address customer needs for intermediate and long-term gas supplies as well as other services which will be required in this "post-Order 636" era.

Based on management's current estimates, the operating environment under Order 636 and any uncertainties pertaining to the recovery of transition costs should not have a material adverse effect on the Company's financial position, results of operations or cash flows. Reference is made to Note 2 to the consolidated financial statements for additional information regarding Order 636 transition costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    CNG TRANSMISSION

On December 30, 1993, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $106.6 million. The rate increase request, as revised, is intended to cover higher operating costs, increased plant investment, and the recovery of transition costs related to stranded facilities. The increase went into effect on July 1, 1994, subject to refund.

CNG Transmission is currently in settlement discussions with the FERC Staff and intervenors concerning this case.

    STATE REGULATORY ISSUES

On October 29, 1993, the Public Service Commission of West Virginia (PSC) granted Hope Gas an indicated $1.9 million annual revenue increase effective November 1, 1993. On March 30, 1994, the PSC issued an order on reconsideration, resulting in an additional increase in annual revenues of $.3 million. The latter increase was effective March 30, 1994. The order reflects a return on equity of 10.55 percent. In its filing, Hope Gas had requested an $8.2 million annual revenue increase and a return on equity of 12.30 percent.

On July 21, 1994, the Pennsylvania Public Utility Commission (PA PUC) approved a general rate increase of $7.5 million in annual revenues for Peoples Natural Gas. The new rates became effective July 22, 1994. In its October 1993 filing, Peoples Natural Gas had requested an annual revenue increase of $28.4 million.

On September 1, 1994, Virginia Natural Gas filed a general rate filing with the Virginia State Corporation Commission requesting an annual revenue increase of $9.9 million. The requested rate increase reflects additional plant investments and higher operating and maintenance expenses. The new rates went into effect, subject to refund, on October 1, 1994.

On November 3, 1994, the PUCO approved a proposed settlement of East Ohio Gas' general rate case which will increase annual revenues by $68.6 million. Under the settlement, new rates take effect in two phases: a $62.4 million revenue increase began November 8, 1994, and an additional $6.2 million increase will become effective November 8, 1995. The settlement reflects an imputed return on equity of 12.15 percent. In its filing, East Ohio Gas had requested a $99.1 million annual revenue increase and a return on equity of 12.64 percent.

On December 2, 1994, the PA PUC approved a nongeneral rate case filed by Peoples Natural Gas in June 1994. Approval of the filing enables Peoples Natural Gas to recover postretirement benefits other than pensions on a prospective basis, effective the date of approval.

On January 4, 1995, Hope Gas filed with the PSC for an $11.8 million annual revenue increase. The rate increase request is intended to reflect higher costs associated with the addition, repair and replacement of pipelines serving customers. If approved, the new rates would become effective November 1, 1995.

On February 1, 1995, Peoples Natural Gas filed with the PA PUC a general rate case seeking $32.8 million in additional annual revenues. The rate increase request is intended to cover higher operating expenses and plant investment. If approved, the new rates would become effective no later than November 2, 1995.

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

The Company has taken a proactive position with respect to environmental concerns. As part of normal business operations, subsidiaries periodically monitor their properties and facilities to identify and resolve potential environmental matters, and the Company conducts general environmental surveys on a continuing basis at its operating facilities to monitor compliance with environmental laws and regulations. As part of this process, voluntary surveys at subsidiary sites have been conducted to determine the extent of any possible soil contamination due to hazardous substances, such as mercury, and when contamination has been discovered remediation efforts are undertaken. Further, on August 16, 1990, CNG Transmission entered into a Consent Order and Agreement with the Commonwealth of Pennsylvania Department of Environmental Resources
(DER) in which CNG Transmission has agreed with the DER's determination of certain violations of the Pennsylvania Solid Waste Management Act, the Pennsylvania Clean Streams Law and the rules and regulations promulgated thereunder. No civil penalties have been assessed as of this date. Pursuant to the Order and Agreement, CNG Transmission is performing sampling, testing and analysis, and conducting a program of remediation at some of its Pennsylvania facilities. Total remediation costs in connection with these sites and the Order and Agreement are not expected to be material with respect to Consolidated's financial position, results of operations or cash flows. Based on current information, the Company has recognized a gross estimated liability amounting to $20,552,000 at December 31, 1994, for future costs expected to be incurred to remediate or mitigate hazardous substances at these sites and at facilities covered by the Order and Agreement.

Inasmuch as certain environmental-related expenditures are expected to be recoverable in future regulatory proceedings, a regulatory asset amounting to $12,797,000 at December 31, 1994, is included in the Consolidated Balance Sheet under the caption "Deferred charges and other assets." Also, uncontested claims amounting to $3,735,000 at December 31, 1994, were recognized for environmental-related costs probable for recovery through joint-interest operating agreements.

The total charges to operating expenses for environmental-related costs were $7,646,000, $9,049,000 and $4,228,000, respectively, for the years ended
December 31, 1992 through 1994. Reference is made to Note 15 to the consolidated financial statements for the components of these expenses. Environmental-related capital expenditures for monitoring or complying with laws and regulations were not material in 1992 or 1993.

CNG Transmission and certain of the Company's distribution subsidiaries are subject to the Federal Clean Air Act and the Federal Clean Air Act Amendments of 1990 (1990 amendments) which added significantly to the existing requirements established by the Federal Clean Air Act. As a result of the 1990 amendments, these subsidiaries are required to install Reasonably Available Control Technology (RACT) at some compressor stations to reduce nitrogen oxide emissions. The subsidiaries will have until May 31, 1995, to comply with the requirement to install RACT. Compliance requires capital expenditures to similarly retrofit some of the compressor engines along the Company's pipeline system. In this regard, approximately $23.3 million was expended during 1994 to install emission control equipment. In addition, up to $17 million is expected to be expended in 1995 to complete installation of emission control equipment. The Company anticipates completing the installation of emission controls by the May 31, 1995 deadline required in the 1990 amendments. While the Company believes that it will be in compliance with the 1990 amendments, additional compliance requirements which may be imposed by state regulation could require additional capital expenditures. In any event, the total actual capital expenditures required to comply with the 1990 amendments are expected to be recoverable through future regulatory proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated has determined that it is associated with 16 former manufactured gas plant sites, five of which are currently owned by subsidiaries. Studies conducted by other utilities at their former manufactured gas plants have indicated that their sites contain coal tar and other potentially harmful materials. None of the 16 former sites with which Consolidated is associated is under investigation by any state or federal environmental agency, and no investigation or action is currently anticipated. At this time it is not known if, or to what degree, these sites may contain environmental contamination. Therefore, the Company is not able to estimate the cost, if any, that may be required for the possible remediation of these sites.

Estimates of liability in the environmental area are based on current environmental laws and regulations and existing technology. The exact nature of environmental issues which the Company and its subsidiaries may encounter in the future cannot be predicted. Additional environmental liabilities may result in the future as more stringent environmental laws and regulations are implemented and as the Company obtains more specific information about its existing sites and production facilities. At present, no estimate of any such additional liability, or range of liability amounts, can be made. However, the amount of any such liabilities could be material.

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

FINANCIAL CONDITION

DIVIDEND AND COMMON STOCK MATTERS

In December 1994, the Board of Directors continued the quarterly dividend on the common stock at 48.5 cents a share. Total dividends paid to common shareholders in 1994 were $180.4 million compared with $178.1 million in 1993 and $168.5 million in 1992.

During 1994, a total of 24,614 original issue shares were issued through various Company-sponsored plans, including 7,668 shares acquired by employees through the exercise of outstanding stock options. A total of 70,276 shares were issued during the year upon conversion of $3,795,000 principal amount of the Company's 7 1/4% Convertible Subordinated Debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Under the Company's stock repurchase plan, up to 4 million shares of the outstanding common stock can be repurchased through December 31, 1995. The shares may be purchased in the open market from time-to-time, depending on market conditions. The Company may also acquire shares of its common stock through certain provisions of the 1991 Stock Incentive Plan and the Long-Term Incentive Plan. The shares repurchased or acquired are held as treasury stock and are available for reissuance for general corporate purposes or in connection with various employee benefit plans. No treasury shares were held by the Company at December 31, 1993. During 1994, no open market purchases were made by the Company. The Company acquired 6,141 shares in 1994 through the provisions of its incentive plans at a cost of $257,000, or an average price of $41.85 a share. All of these shares were sold before year-end to the System's Thrift Plans.

CAPITAL SPENDING

The current capital budget for 1995 is estimated at $444.6 million, a 2 percent increase compared with total capital spending in 1994. The estimated 1995 budget has been allocated as follows: distribution, $164.8 million; transmission, $91.0 million; exploration and production, $170.2 million; and other, $18.6 million. The higher total level of capital expenditures anticipated for 1995 reflects increased spending for exploration and production operations, including funds for development of Viosca Knoll 826 and Popeye, two deep-water projects in the Gulf of Mexico. Transmission and distribution operations expenditures will primarily be for enhancements and improvements in the pipeline network and related facilities. The "Other" category includes expenditures to upgrade information systems technology at CNG Energy Services.

Although the Company plans to increase spending in 1995 for its exploration and production operations, it will continue to monitor its investment in these operations in light of changing market conditions.

Funds required for the capital spending program, as well as for other general corporate purposes and possible asset acquisitions, are expected to be obtained principally from internal cash generation. Although the Company does not expect to require long-term financing in 1995 to support capital spending, it may turn to the market to take advantage of other opportunities and to have more financial flexibility.

CAPITAL RESOURCES AND LIQUIDITY

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts are obtained in the first half of the year. However, cash requirements for capital expenditures, dividends, long-term debt retirement and working capital do not track this pattern of cash receipts. Consequently, additional cash needs are satisfied through the sale of short-term commercial paper notes or by the issuance of long-term debt. As shown in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $631.3 million, $470.9 million and $405.4 million for the years 1994, 1993 and 1992, respectively. Higher rates put into effect at CNG Transmission during the year and the recovery of Order 636 transition costs contributed to the increase in operating cash flows in 1994. Higher gas sales and transportation revenues in 1993 and refunds made to customers in 1992 amounting to $63 million in connection with the final settlement of a CNG Transmission rate case were the primary factors for the increase in net operating cash flows in 1993 compared with 1992.

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

The Company has shelf registrations with the SEC for the sale of up to $500 million of debt securities. The amount and timing of any future sale of these debt securities will depend on the ability of the Company to issue senior debt under the financing restrictions contained in the Company's indenture and credit agreement, capital requirements, including financing necessary to enable Consolidated to pursue asset acquisition opportunities, and financial market conditions.

At December 31, 1994, the Company had a $300 million credit agreement with a group of banks. At various times during 1994, the Company utilized borrowings under this agreement primarily to provide temporary financing for capital expenditures. The maximum amount outstanding at any one time during 1994 was $150 million. There were no amounts outstanding under this credit agreement at December 31, 1994 or 1993.

The Company's embedded long-term debt cost, excluding current maturities, at year-end 1994 was 7.74 percent, compared with 7.75 percent for 1993 and 8.18 percent for 1992. The long-term debt to capitalization ratio was 34.5 percent at the end of 1994, and 34.7 percent and 34.3 percent at year-end 1993 and 1992, respectively. Under the provisions of the indenture covering the Company's outstanding senior debenture issues, the ratio cannot exceed 60 percent. The Company's senior debentures are rated A1 by Moody's Investors Service, AA- by Standard & Poor's, AA- by Duff and Phelps, and AA by Fitch Investors Service.

The Company utilizes short-term borrowings to finance gas inventories and other working capital requirements. Funds from the sale of commercial paper notes were used for these purposes in 1994, of which $440 million was outstanding at year-end. Bank lines of credit amounting to $475 million are available to provide backup if the sale of commercial paper notes is not feasible. In addition to these credit lines, the Company may utilize unused portions of its credit agreement to provide support for commercial paper notes.

SUMMARY OF FINANCIAL DATA
The Company's Summary of Financial Data is on page 26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

This information is included in the Notes to Consolidated Financial Statements and reference is made thereto as follows: Gas and Oil Producing Activities --
Note 18(A), page 72; Quarterly Financial Data -- Note 18(B), page 76.

FINANCIAL STATEMENTS

                                     INDEX
______________________________________________________________________________
                                                                          Page
______________________________________________________________________________

Report of Independent Accountants.  .  .  .  .  .  .  .  .  .  .  .         46
Consolidated Statement of Income for the Years 1992 through 1994  .         47
Consolidated Balance Sheet at December 31, 1993 and 1994 .  .  .  .         48
Consolidated Statement of Cash Flows for the Years 1992 through 1994        50
Notes to Consolidated Financial Statements.  .  .  .  .  .  .  .  .         51

Schedule II - Valuation and Qualifying Accounts .  .  .  .  .  .  .     Note 2

Notes:
  (1)  Schedules I, III, IV, and V have been excluded because they are not applicable.
  (2)  Omitted inasmuch as amounts involved are not significant.
______________________________________________________________________________

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Consolidated Natural Gas Company




In our opinion, the consolidated financial statements listed in the accompanying index on page 45 present fairly, in all material respects, the financial position of Consolidated Natural Gas Company and subsidiaries (the Company) at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to these consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.





PRICE WATERHOUSE LLP




600 Grant Street
Pittsburgh, Pennsylvania  15219-9954
February 21, 1995

ITEM 8.        CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                      CONSOLIDATED  STATEMENT  OF  INCOME

________________________________________________________________________________
______________________________________
For the Years Ended December 31,
1994          1993*         1992*
________________________________________________________________________________
______________________________________

(Thousands of Dollars)
OPERATING REVENUES
Regulated gas sales.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
$1,679,235    $2,073,187    $1,669,519
Nonregulated gas sales.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
723,626       541,849       282,026

__________    __________    __________
    Total gas sales.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
2,402,861     2,615,036     1,951,545
Gas transportation and storage .  .  .  .  .  .  .  .  .  .  .  .  .  .
409,632       333,332       307,467
Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
223,535       235,717       261,838

__________    __________    __________
    Total operating revenues (Note 2).  .  .  .  .  .  .  .  .  .  .  .
3,036,028     3,184,085     2,520,850

__________    __________    __________

OPERATING EXPENSES
Purchased gas.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
1,424,020     1,594,373       990,604
Transport capacity and other purchased products  .  .  .  .  .  .  .  .
107,094        79,001        73,001
Operation expense  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
600,421       590,459       578,697
Maintenance  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
89,154        87,207        79,128
Depreciation and amortization (Note 3)  .  .  .  .  .  .  .  .  .  .  .
279,317       294,648       287,840
Taxes, other than income taxes .  .  .  .  .  .  .  .  .  .  .  .  .  .
192,617       181,053       169,315

__________    __________    __________
    Subtotal .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
2,692,623     2,826,741     2,178,585

__________    __________    __________
    Operating income before income taxes.  .  .  .  .  .  .  .  .  .  .
343,405       357,344       342,265
Income taxes (Note 6) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
82,427        99,906        68,623

__________    __________    __________
    Operating income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
260,978       257,438       273,642

__________    __________    __________

OTHER INCOME
Interest revenues  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
5,006         3,317         1,801
Other-net .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
4,688         7,214         2,948

__________    __________    __________
    Total other income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
9,694        10,531         4,749

__________    __________    __________
    Income before interest charges.  .  .  .  .  .  .  .  .  .  .  .  .
270,672       267,969       278,391

__________    __________    __________

INTEREST CHARGES
Interest on long-term debt  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
88,788        85,265        93,594
Other interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
7,992         4,995         7,170
Allowance for funds used during construction  .  .  .  .  .  .  .  .  .
(9,279)      (10,785)      (17,331)

__________    __________    __________
    Total interest charges  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
87,501        79,475        83,433

__________    __________    __________
Income before cumulative effect of change
  in accounting principle.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
183,171       188,494       194,958
Cumulative effect of applying SFAS No. 109 (Note 6) .  .  .  .  .  .  .
-         17,422            -

__________    __________    __________

NET INCOME.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
$  183,171    $  205,916    $  194,958

==========    ==========    ==========

    Earnings per share of common stock
      Income before cumulative effect of change
        in accounting principle.  .  .  .  .  .  .  .  .  .  .  .  .  .
$1.97         $2.03         $2.19
      Cumulative effect of applying SFAS No. 109 (Note 6) .  .  .  .  .
-            .19            -

_____         _____         _____
      Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
$1.97         $2.22         $2.19

=====         =====         =====
    Average common shares outstanding (thousands).  .  .  .  .  .  .  .
93,000        92,808        89,128
________________________________________________________________________________
______________________________________
*Certain amounts reclassified for comparative purposes.
The Notes to Consolidated Financial Statements are an integral part of this statement.

ITEM 8.        CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                      CONSOLIDATED  BALANCE  SHEET

________________________________________________________________________________
_________________________
At December 31,
1994            1993*
________________________________________________________________________________
_________________________

(Thousands of Dollars)
ASSETS

PROPERTY, PLANT AND EQUIPMENT (Note 3)
Gas utility and other plant .  .  .  .  .  .  .  .  .  .  .  .  .  .          $
4,546,753     $ 4,362,996
Accumulated depreciation and amortization  .  .  .  .  .  .  .  .  .
(1,686,788)     (1,607,606)

___________     ___________
      Net gas utility and other plant.  .  .  .  .  .  .  .  .  .  .
2,859,965       2,755,390

___________     ___________
Exploration and production properties.  .  .  .  .  .  .  .  .  .  .
3,130,203       2,983,032
Accumulated depreciation and amortization  .  .  .  .  .  .  .  .  .
(1,963,522)     (1,822,154)

___________     ___________
      Net exploration and production properties  .  .  .  .  .  .  .
1,166,681       1,160,878

___________     ___________
      Net property, plant and equipment .  .  .  .  .  .  .  .  .  .
4,026,646       3,916,268

___________     ___________




CURRENT ASSETS
Cash and temporary cash investments  .  .  .  .  .  .  .  .  .  .  .
31,923          27,122
Accounts receivable
  Customers  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
407,145         461,108
  Unbilled revenues and other  .  .  .  .  .  .  .  .  .  .  .  .  .
146,653         176,005
  Allowance for doubtful accounts .  .  .  .  .  .  .  .  .  .  .  .
(7,507)         (7,640)
Inventories, at cost
  Gas stored - current portion (LIFO method) (Note 7)  .  .  .  .  .
190,196         140,848
  Materials and supplies (average cost method).  .  .  .  .  .  .  .
35,072          38,784
Unrecovered gas costs (Note 2) .  .  .  .  .  .  .  .  .  .  .  .  .
13,135          18,602
Deferred income taxes - current (Note 6).  .  .  .  .  .  .  .  .  .
60,103          23,685
Prepayments and other current assets .  .  .  .  .  .  .  .  .  .  .
188,019         192,212

___________     ___________
      Total current assets  .  .  .  .  .  .  .  .  .  .  .  .  .  .
1,064,739       1,070,726

___________     ___________




REGULATORY AND OTHER ASSETS (Note 8)
Unamortized abandoned facilities  .  .  .  .  .  .  .  .  .  .  .  .
40,955          52,676
Other investments  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
54,682          39,600
Deferred charges and other assets (Notes 2, 5, 6 and 15)  .  .  .  .
331,651         357,918

___________     ___________
      Total regulatory and other assets .  .  .  .  .  .  .  .  .  .
427,288         450,194

___________     ___________

      Total assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          $
5,518,673     $ 5,437,188

===========     ===========
________________________________________________________________________________
_________________________
*Certain amounts reclassified for comparative purposes.
The Notes to Consolidated Financial Statements are an integral part of this statement.

ITEM 8.
(Cont.)


________________________________________________________________________________
_________________________
At December 31,
1994            1993*
________________________________________________________________________________
_________________________

(Thousands of Dollars)
STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Note 9)
  Common stock, par value $2.75 per share,
    200,000,000 authorized shares
    Issued, 1994 - 93,027,847 shares, 1993 - 92,933,828 shares  .  .          $
255,827     $   255,568
  Capital in excess of par value  .  .  .  .  .  .  .  .  .  .  .  .
458,628         454,081
  Retained earnings (Note 11)  .  .  .  .  .  .  .  .  .  .  .  .  .
1,469,879       1,466,783

___________     ___________
      Total common stockholders' equity .  .  .  .  .  .  .  .  .  .
2,184,334       2,176,432
Long-term debt (Note 12) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
1,151,973       1,158,648

___________     ___________
      Total capitalization  .  .  .  .  .  .  .  .  .  .  .  .  .  .
3,336,307       3,335,080

___________     ___________



CURRENT LIABILITIES
Current maturities on long-term debt .  .  .  .  .  .  .  .  .  .  .
4,000              -
Commercial paper (Note 13)  .  .  .  .  .  .  .  .  .  .  .  .  .  .
440,000         455,000
Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
357,611         345,126
Estimated rate contingencies and refunds (Note 2).  .  .  .  .  .  .
83,404          57,456
Amounts payable to customers.  .  .  .  .  .  .  .  .  .  .  .  .  .
96,140          27,602
Taxes accrued.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
94,413         112,098
Dividends declared .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
45,119          45,073
Other current liabilities.  .  .  .  .  .  .  .  .  .  .  .  .  .  .
90,061          98,145

___________     ___________
      Total current liabilities.  .  .  .  .  .  .  .  .  .  .  .  .
1,210,748       1,140,500

___________     ___________



DEFERRED CREDITS
Deferred income taxes (Note 6) .  .  .  .  .  .  .  .  .  .  .  .  .
758,633         783,511
Accumulated deferred investment tax credits.  .  .  .  .  .  .  .  .
33,229          35,849
Deferred credits and other liabilities (Note 6)  .  .  .  .  .  .  .
179,756         142,248

___________     ___________
      Total deferred credits.  .  .  .  .  .  .  .  .  .  .  .  .  .
971,618         961,608

___________     ___________



COMMITMENTS AND CONTINGENCIES (Note 16)
___________     ___________

      Total stockholders' equity and liabilities .  .  .  .  .  .  .          $
5,518,673     $ 5,437,188

===========     ===========
________________________________________________________________________________
_________________________

ITEM 8.           CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                      CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

________________________________________________________________________________
______________________________________
For the Years Ended December 31,
1994          1993          1992
________________________________________________________________________________
______________________________________

(Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
$ 183,171     $ 205,916     $ 194,958
Adjustments to reconcile net income to net cash
  provided by operating activities
    Cumulative effect of applying SFAS No. 109.  .  .  .  .  .  .  .
-        (17,422)           -
    Depreciation and amortization .  .  .  .  .  .  .  .  .  .  .  .
279,317       294,648       287,840
    Deferred income taxes-net  .  .  .  .  .  .  .  .  .  .  .  .  .
(60,744)      (19,782)       47,470
    Investment tax credit.  .  .  .  .  .  .  .  .  .  .  .  .  .  .
(2,567)       (2,620)       (2,691)
    Changes in current assets and current liabilities
      Accounts receivable-net  .  .  .  .  .  .  .  .  .  .  .  .  .
81,896      (107,292)        1,034
      Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
(48,566)      (22,212)       20,977
      Unrecovered gas costs .  .  .  .  .  .  .  .  .  .  .  .  .  .
5,467       249,549       (91,805)
      Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
11,198        13,831       (31,168)
      Estimated rate contingencies and refunds.  .  .  .  .  .  .  .
25,948       (21,930)      (32,704)
      Amounts payable to customers.  .  .  .  .  .  .  .  .  .  .  .
68,538        24,393       (30,964)
      Taxes accrued.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
(17,685)       16,909        (1,285)
      Other-net .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
(2,901)       (5,022)       14,566
    Changes in other assets and other liabilities.  .  .  .  .  .  .
108,219      (137,571)       28,879
    Other-net.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
37          (446)          250

_________     _________     _________
      Net cash provided by operating activities  .  .  .  .  .  .  .
631,328       470,949       405,357

_________     _________     _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions  .  .  .  .  .  .  .
(416,051)     (333,056)     (437,375)
Proceeds from dispositions of property,
  plant and equipment-net.  .  .  .  .  .  .  .  .  .  .  .  .  .  .
164         4,716        18,148
Cost of other investments-net  .  .  .  .  .  .  .  .  .  .  .  .  .
(14,902)         (567)       (1,949)

_________     _________     _________
      Net cash used in investing activities.  .  .  .  .  .  .  .  .
(430,789)     (328,907)     (421,176)

_________     _________     _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
279        13,066       207,158
Issuance of debentures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
-        295,098       148,175
Purchase of debentures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
-       (283,208)     (134,918)
Credit agreement borrowings (or repayments)-net  .  .  .  .  .  .  .
-             -        (66,000)
Commercial paper borrowings (or repayments)-net  .  .  .  .  .  .  .
(15,601)       (5,015)       38,181
Dividends paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
(180,415)     (178,125)     (168,524)
Other-net .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
(1)          (91)       10,092

_________     _________     _________
      Net cash provided by (or used in) financing activities .  .  .
(195,738)     (158,275)       34,164

_________     _________     _________
      Net increase (or decrease) in cash and
        temporary cash investments.  .  .  .  .  .  .  .  .  .  .  .
4,801       (16,233)       18,345

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1 .  .  .  .  .  .  .
27,122        43,355        25,010

_________     _________     _________
CASH AND TEMPORARY CASH INVESTMENTS AT DECEMBER 31  .  .  .  .  .  .
$  31,923     $  27,122     $  43,355

=========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized) .  .  .  .  .  .  .  .  .  .
$  91,011     $  92,880     $  96,029
  Income taxes (net of refunds).  .  .  .  .  .  .  .  .  .  .  .  .
$ 154,860     $ 109,998     $  35,238
Non-cash financing activities
  Conversion of 7 1/4% Convertible Subordinated Debentures.  .  .  .
$   3,795     $      -      $      -
________________________________________________________________________________
______________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

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

The subsidiary companies follow the equity method of accounting for investments in partnerships and corporate joint ventures when the subsidiary is able to influence the financial and operating policies of the investee. For such investments where the subsidiary is not able to influence the business policies of the investee, the cost method is applied.

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

UNRECOVERED GAS COSTS
Where permitted by regulatory authorities, the subsidiaries defer the difference between certain gas costs incurred, including transition costs under Federal Energy Regulatory Commission (FERC) Order 636 and transportation costs, and the amount of such costs included in current rates. Such differences are accounted for as either unrecovered gas costs or amounts payable to customers. Unrecovered amounts are recognized as purchased gas costs in future periods when such costs are recovered through adjusted rates.

HEDGING AND OTHER ENERGY PRICE MANAGEMENT ACTIVITIES
The nonregulated subsidiaries utilize natural gas and crude oil futures contracts to hedge a portion of their transactions against the risk of market price fluctuations. Gains and losses on these contracts are deferred and subsequently recognized in the period the related hedged transaction occurs. Cash flows from hedging transactions are reported in the Consolidated Statement of Cash Flows as an operating activity -- consistent with the category of the cash flows from the transaction being hedged.

In October 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The standard requires certain disclosures about derivative financial instruments but does not affect the financial accounting for derivatives. Reference is made to Note 14 for the disclosures required under SFAS No. 119.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
     GAS UTILITY AND OTHER PLANT
The property, plant and equipment accounts are stated at the cost incurred or, where required by regulatory authorities, "original cost." Additions and betterments are charged to the property accounts at cost. Upon normal retirement of a plant asset, its cost is charged to accumulated depreciation together with costs of removal less salvage. The costs of maintenance, repairs and replacing minor items are charged principally to expense as incurred.

     EXPLORATION AND PRODUCTION PROPERTIES
CNG Producing and CNG Transmission follow the full cost method of accounting for gas and oil producing activities prescribed by the Securities and Exchange Commission (SEC). Under the full cost method, all costs directly associated with property acquisition, exploration, and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves.

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

Under the full cost method of accounting, amortization is also accrued on estimated future costs to be incurred in developing proved gas and oil reserves, and on estimated dismantlement and abandonment costs net of projected salvage values. However, the costs of investments in unproved properties and major development projects are excluded from amortization until it is determined whether or not proved reserves are attributable to such properties.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
The subsidiaries subject to cost-of-service rate regulation capitalize the estimated costs of equity funds and/or borrowed funds used during the construction of major projects. Under regulatory practices, those companies are permitted to include the costs capitalized in rate base for rate-making purposes when the completed facilities are placed in service. The remaining subsidiaries capitalize interest costs as part of the cost of acquiring certain assets. Generally, interest is capitalized on unproved properties and major construction and development projects on which amortization is not yet being recognized.

In determining the allowance for funds used during construction, the following ranges of rates reflect the pretax cost of borrowed funds used to finance construction expenditures: 1992 - 3 7/8% to 9 1/4%; 1993 - 3 1/4% to 8 7/8%
and 1994 - 3 3/8% to 8 1/4%. There were no equity funds capitalized in those years.

INCOME TAXES
The current provision for income taxes represents amounts paid or currently payable. Investment tax credits which were deferred where required by regulatory authorities are being amortized as credits to income over the estimated service lives of the related properties.

Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The cumulative effect of this accounting change increased 1993 net income by $17,422,000, or $.19 per share, resulting primarily from the reduction in deferred income tax balances associated with the Company's nonregulated activities.

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

As required by SFAS No. 87, "Employers' Accounting for Pensions," Consolidated has recognized a liability for the unfunded accumulated benefit obligation relating to its supplemental pension benefit plans. An amount equal to the liability, less a required reduction in common stockholders' equity, net of applicable deferred taxes, has also been recognized as an intangible asset. Such amounts recognized are subject to future revision based on both changes in assumptions and changes in the financial status of the supplemental pension benefit plans.

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

Effective January 1, 1993, Consolidated adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 106 requires that the estimated future costs of providing postretirement benefits be recognized as an expense and a liability during the employees' service periods. As permitted under the standard, the Company elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption (transition obligation) over a 20-year period. Prior to 1993, amounts paid for postretirement benefits were recognized as an expense in the period paid.

     POSTEMPLOYMENT BENEFITS
Effective January 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This Statement covers benefits such as salary continuation, severance pay and disability-related benefits provided to inactive and former employees prior to retirement. The standard requires the accrual of a liability for the postemployment benefit obligations if certain specified conditions are met. The adoption of this standard did not have a material effect on Consolidated's financial position, results of operations or cash flows.

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

GAINS AND LOSSES ON REACQUISITION OF DEBT
Gains and losses (including redemption premiums) on the purchase or redemption of the Company's debentures are generally deferred and then included in income over the original lives of the applicable debenture issues to give recognition to the economic effect of the rate-making process on certain subsidiaries.
The portion not deferred is recognized in the period of the transaction.

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

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  RATE MATTERS
Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $17,777,000 and $52,210,000 at December 31, 1993 and 1994, including interest. These amounts are reported in the Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $39,679,000 and $31,194,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

As approved by the FERC, CNG Transmission has billed its customers, including certain affiliates, an aggregate of $187.7 million, representing unrecovered purchased gas costs and unrecovered sales-related transportation costs, resulting from its transition to restructured services under FERC Order 636. Of the total amount billed by CNG Transmission to the distribution subsidiaries, $52,277,000 is included in the Consolidated Balance Sheet at December 31, 1994, under "Deferred charges and other assets," representing remaining amounts to be recovered from their customers.

The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including additional billings from CNG Transmission, for transition costs under FERC Order 636. The total estimated liability for such costs was $81,592,000 and $69,451,000 at December 31, 1993 and 1994, respectively. Additional amounts are likely to be accrued in the future once these pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $40 million.

Based on regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

3.  PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
Total provisions for depreciation of property, plant and equipment for the years ended December 31, 1992 through 1994, including amounts charged to accounts other than "Depreciation and amortization" in the Consolidated Statement of Income, were equivalent to approximately 4.3%, 4.2% and 3.7%, respectively, of the average capitalized investment subject to depreciation and amortization in those periods.

Amortization of capitalized costs under the full cost method of accounting for Consolidated's exploration and production operations amounted to $1.19 per thousand cubic feet (Mcf) equivalent of gas and oil produced in 1992, $1.18 in 1993, and $1.15 in 1994.

Costs of unproved properties capitalized under the full cost method of accounting that are excluded from amortization at December 31, 1994, and the years in which such excluded costs were incurred, follow:

______________________________________________________________________________
                          DECEMBER 31,    Incurred in Years Ended December 31,
                                  1994      1994      1993      1992     Prior
______________________________________________________________________________
                                                (In Thousands)
Property acquisition costs    $ 26,337  $ 11,307  $  5,667  $  1,131  $  8,232
Exploration costs  .  .  .      34,015    16,644     6,036     5,761     5,574
Capitalized interest  .  .      32,210     1,146     2,033     2,257    26,774
                              ________  ________  ________  ________  ________
      Total  .  .  .  .  .    $ 92,562  $ 29,097  $ 13,736  $  9,149  $ 40,580
                              ========  ========  ========  ========  ========
______________________________________________________________________________

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no significant properties, as defined by the SEC, excluded from amortization at December 31, 1994. As gas and oil reserves are proved through drilling or as properties are judged to be impaired, excluded costs and any related reserves are transferred on an ongoing, well-by-well basis into the amortization calculation.

4.  PENSION COSTS
Net pension costs, which were determined by an independent actuary and which include the costs of defined benefit pension plans and pension supplements, included the following components:

______________________________________________________________________________
Years Ended December 31,                              1994      1993      1992
______________________________________________________________________________
                                                         (In Thousands)
Service cost - benefits earned during the period  $ 28,509  $ 27,266  $ 26,435
Interest cost on projected benefit obligation .     59,006    56,834    54,748
Return on plan assets .  .  .  .  .  .  .  .  .    (33,363)  (89,441)  (73,754)
Net amortization and deferral  .  .  .  .  .  .    (60,228)     (303)   (9,926)
Special voluntary retirement programs.  .  .  .        800       800       800
                                                  ________  ________  ________
     Net pension credits .  .  .  .  .  .  .  .   $ (5,276) $ (4,844) $ (1,697)
                                                  ========  ========  ========
______________________________________________________________________________

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

The following table sets forth the funded status of the plans, as determined by an independent actuary, at December 31, 1993 and 1994:

________________________________________________________________________________
____________________
                                                       Plans Where Assets
Plans Where
                                                       Exceed Accumulated
Accumulated Benefits
                                                            Benefits
Exceed Assets
December 31,                                              1994          1993
1994        1993
________________________________________________________________________________
____________________
                                                                      (In
Thousands)
Actuarial present value of:
  Vested benefit obligation .  .  .  .  .  .        $  600,111    $  656,308
$ 13,717    $ 15,728
                                                    ==========    ==========
========    ========
  Accumulated benefit obligation  .  .  .  .        $  625,900    $  683,559
$ 13,717    $ 15,728
                                                    ==========    ==========
========    ========
  Projected benefit obligation .  .  .  .  .        $  832,431    $  918,079
$ 13,717    $ 15,728
Plan assets at fair value.  .  .  .  .  .  .         1,178,505     1,190,909
-           -
                                                    __________    __________
________    ________
  Plan assets in excess of (or less than)
    projected benefit obligation  .  .  .  .           346,074       272,830
(13,717)    (15,728)
Unrecognized net loss (or gain).  .  .  .  .          (242,721)     (170,333)
1,901       2,495
Unrecognized net obligation (or asset)  .  .           (86,620)      (95,940)
1,970       3,780
Unrecognized prior service cost.  .  .  .  .             7,053         7,535
3,067       3,792
Recognition of minimum liability  .  .  .  .                -             -
(6,938)    (10,067)
                                                    __________    __________
________    ________
  Prepaid pension cost (or pension liability)       $   23,786    $   14,092
$(13,717)   $(15,728)
                                                    ==========    ==========
========    ========
________________________________________________________________________________
____________________

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation at December 31, 1993 and 1994, was determined using an annual discount rate of 6.5% and 7.5%, respectively, and an average assumed annual rate of salary increase of 5.5%. The expected long-term rate of return on plan assets was 8.0% per annum.

The minimum liability recognized relating to the Company's supplemental pension benefit plans was $10,067,000 and $6,938,000 at December 31, 1993 and 1994. The related intangible asset recognized as of those dates amounted to $7,572,000 and $5,037,000, respectively. These amounts are included in the Consolidated Balance Sheet under "Deferred credits and other liabilities" and "Deferred charges and other assets." Adjustments of the minimum liability and intangible asset due to changes in assumptions or the financial status of the plans resulted in a credit to retained earnings of $361,000 and $386,000 at December 31, 1993 and 1994, respectively.

5.  OTHER POSTRETIREMENT BENEFITS
As described in Note 1, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. As permitted under the standard, the Company elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption (transition obligation) of $288,393,000 over a 20-year period.

Net periodic postretirement benefit cost for the years ended December 31, 1993 and 1994, as determined by an independent actuary, included the following components:

______________________________________________________________________________
Years Ended December 31,                                      1994        1993
______________________________________________________________________________
                                                              (In Thousands)
Service cost - benefits attributed to service
  during the period.  .  .  .  .  .  .  .  .  .  .  .      $12,708     $10,549
Interest cost on accumulated postretirement
  benefit obligation  .  .  .  .  .  .  .  .  .  .  .       24,380      23,208
Return on plan assets .  .  .  .  .  .  .  .  .  .  .          (28)         -
Amortization of transition obligation.  .  .  .  .  .       14,420      14,420
Net amortization and deferral  .  .  .  .  .  .  .  .            4          -
                                                           _______     _______
  Net periodic postretirement benefit cost .  .  .  .      $51,484     $48,177
                                                           =======     =======
______________________________________________________________________________

The following table reconciles the plans' combined funded status, as determined by an independent actuary, with amounts included in the Consolidated Balance Sheet at December 31, 1993 and 1994:

______________________________________________________________________________
December 31,                                               1994           1993
______________________________________________________________________________
                                                            (In Thousands)
Accumulated postretirement benefit obligation:
  Retirees.  .  .  .  .  .  .  .  .  .  .  .  .  .    $ 208,685      $ 165,819
  Fully eligible active plan participants  .  .  .       41,433         58,465
  Other active plan participants  .  .  .  .  .  .       85,757        102,900
                                                      _________      _________
    Total accumulated postretirement benefit
      obligation.  .  .  .  .  .  .  .  .  .  .  .      335,875        327,184
Plan assets at fair value.  .  .  .  .  .  .  .  .        2,717             -
                                                      _________      _________
  Accumulated postretirement benefit obligation
    in excess of plan assets.  .  .  .  .  .  .  .     (333,158)      (327,184)
Unrecognized prior service cost.  .  .  .  .  .  .       (6,930)            -
Unrecognized net loss .  .  .  .  .  .  .  .  .  .       21,113         22,821
Unrecognized transition obligation.  .  .  .  .  .      259,553        273,973
                                                      _________      _________
  Accrued postretirement benefit liability .  .  .    $ (59,422)     $ (30,390)
                                                      =========      =========
______________________________________________________________________________

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 and 1994, was 7.25% and 8.25%, respectively. The average assumed annual rate of salary increase for the applicable life insurance plans was 5.5%.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 9.5% for 1995, declining gradually to 5.5% in 2003 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. If the health care cost trend rate were increased by 1% in each year, the accumulated postretirement benefit obligation as of December 31, 1994, would be increased by $31.5 million. A 1% change would also increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $5.2 million.

The majority of the estimated postretirement benefit costs and the transition obligation is attributable to Consolidated's rate-regulated subsidiaries. Accordingly, these subsidiaries have obtained, or are seeking to obtain, approval for rate relief from their respective regulatory commissions for the increased level of expense resulting from the adoption of the standard. In this regard, regulatory authorities having jurisdiction over the Company's subsidiaries have indicated their intention to generally allow inclusion in rates of postretirement benefit costs determined on an accrual basis, subject to prudency and certain other conditions. As a result, the Company's rate-regulated subsidiaries have generally deferred the differences between SFAS No. 106 costs and amounts currently included in rates pending expected recovery of Statement No. 106 costs and related deferrals in regulatory proceedings. The amount of SFAS No. 106 costs deferred at December 31, 1993 and 1994, was $27,662,000 and $55,185,000, respectively, which is included in the Consolidated Balance Sheet under "Deferred charges and other assets."

The FERC and certain state regulatory authorities have indicated that when SFAS No. 106 costs are recovered in rates, amounts collected must be deposited in irrevocable trust funds dedicated for the sole purpose of paying postretirement benefits. In response to these requirements, two subsidiaries began funding postretirement benefit costs via voluntary employees' beneficiary associations (VEBAs) during 1994. No other subsidiary companies prefund postretirement benefit costs, but rather pay claims as presented.

Prior to the adoption of SFAS No. 106, postretirement benefit costs were expensed as paid. The cost of such benefits was $17,948,000 for the year ended December 31, 1992.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  INCOME TAXES
As detailed in Note 1, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of this accounting change increased net income in 1993 by $17,422,000, or $.19 per share, due primarily to the reduction in deferred tax balances associated with the Company's nonregulated activities.

"Income taxes" in the Consolidated Statement of Income include the following:

______________________________________________________________________________
Years Ended December 31,                          1994        1993        1992
______________________________________________________________________________
                                                       (In Thousands)
Current provision
  Federal .  .  .  .  .  .  .  .  .  .        $126,362    $ 99,029     $18,378
  State.  .  .  .  .  .  .  .  .  .  .          19,376      23,279       5,466
Deferred income taxes-net
  Federal .  .  .  .  .  .  .  .  .  .         (50,443)     (6,688)     35,941
  State.  .  .  .  .  .  .  .  .  .  .         (10,301)    (13,094)     11,529
Investment tax credit .  .  .  .  .  .          (2,567)     (2,620)     (2,691)
                                              ________    ________     _______
  Total.  .  .  .  .  .  .  .  .  .  .        $ 82,427    $ 99,906     $68,623
                                              ========    ========     =======
______________________________________________________________________________

In August 1993, the federal corporate income tax rate was increased from 34% to 35%, retroactive to January 1, 1993. As required by Statement No. 109, existing deferred tax assets and liabilities were adjusted to reflect this enacted tax rate change. As a result, deferred income tax expense was increased in the third quarter of 1993 by $11,429,000, or $.12 per share. In addition, income taxes based on pretax earnings for the year 1993 increased by $2,692,000, or $.03 per share, because of the higher rate. The total adjustment to the net deferred income tax liability included in the Consolidated Balance Sheet as a result of the increase in the federal corporate income tax rate amounted to $26,707,000.

Income taxes differed from the amounts shown in the next table that were computed by applying the statutory federal income tax rate of 34% (1992) and 35% (1993 and 1994) to reported income before taxes. The reasons for the differences follow:

______________________________________________________________________________
Years Ended December 31,                          1994        1993        1992
______________________________________________________________________________
                                                       (In Thousands)
Income before taxes.  .  .  .  .  .  .        $265,598    $288,400    $263,581
                                              ========    ========    ========
Computed "expected" tax expense.  .  .        $ 92,959    $100,940    $ 89,618
Increases (or reductions) in tax
  resulting from:
  Production tax credit  .  .  .  .  .          (7,987)     (8,435)     (7,506)
  Investment tax credit  .  .  .  .  .          (2,567)     (2,620)     (2,691)
  Deferred tax reversals .  .  .  .  .              -           -      (15,325)
  State income taxes  .  .  .  .  .  .           5,899       6,620      11,217
  Effect of increase in federal
    corporate income tax rate
    on deferred income taxes.  .  .  .              -       11,429          -
  Miscellaneous .  .  .  .  .  .  .  .          (5,877)     (8,028)     (6,690)
                                              ________    ________    ________
      Income taxes .  .  .  .  .  .  .        $ 82,427    $ 99,906    $ 68,623
                                              ========    ========    ========

  Effective tax rate  .  .  .  .  .  .           31.0%       34.6%       26.0%
______________________________________________________________________________

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The current and noncurrent deferred income taxes reported in the Consolidated Balance Sheet at December 31, 1994, represent the net expected future tax consequences attributable to temporary differences between the carrying amounts of nontax assets and liabilities and their tax bases. These temporary differences and the related tax effect were as follows:

______________________________________________________________________________
                                                          1994
                                           Deferred income     Deferred income
December 31,                                    taxes           taxes-current
______________________________________________________________________________
                                                       (In Thousands)
Deferred tax liabilities:
  Excess of tax over book depreciation  .  .    $444,310              $     -
  Exploration and intangible well
    drilling costs .  .  .  .  .  .  .  .  .     277,565                    -
  Allowance for funds used during
    construction.  .  .  .  .  .  .  .  .  .      41,086                    -
  FERC Order 636 transition costs .  .  .  .      16,705                    -
  Unrecovered gas costs  .  .  .  .  .  .  .          -                  4,227
  Other.  .  .  .  .  .  .  .  .  .  .  .  .      76,607                    -
                                                ________              ________
    Total liabilities .  .  .  .  .  .  .  .     856,273                 4,227
                                                ________              ________

Deferred tax assets:
  Tax basis step-up in connection with
    acquisition of subsidiary  .  .  .  .  .      20,751                    -
  Deferred investment tax credits .  .  .  .      20,044                    -
  Overheads capitalized for tax purposes.  .      12,330                    -
  Amounts payable to customers .  .  .  .  .          -                 35,809
  Supplier and other refunds.  .  .  .  .  .          -                  8,079
  Other.  .  .  .  .  .  .  .  .  .  .  .  .      44,515                20,442
  Valuation allowance .  .  .  .  .  .  .  .          -                     -
                                                ________              ________
    Total assets.  .  .  .  .  .  .  .  .  .      97,640                64,330
                                                ________              ________
    Total deferred income taxes.  .  .  .  .    $758,633              $(60,103)
                                                ========              ========
______________________________________________________________________________

A regulatory liability amounting to $62,574,000 has been recorded representing the reduction to previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers, net of certain taxes collectible from customers. Also, a regulatory asset corresponding to the recognition of additional deferred income taxes not previously recorded because of past rate-making practices amounting to $106,644,000 has been recorded at December 31, 1994. These regulatory amounts are included in the Consolidated Balance Sheet under "Deferred credits and other liabilities" and "Deferred charges and other assets," respectively.

7.  GAS STORED
Based upon the average price of gas purchased during 1994, the current cost of replacing the inventory of "Gas stored - current portion" exceeded the amount stated on a LIFO basis by approximately $153,291,000 at December 31, 1994.

A portion of gas in underground storage used as a pressure base and for operational balancing is included in "Property, Plant and Equipment" in the amounts of $123,564,000 and $126,496,000 at December 31, 1993 and 1994,
respectively.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  REGULATORY AND OTHER ASSETS
UNAMORTIZED ABANDONED FACILITIES
In 1988, Consolidated LNG received FERC approval for the abandonment of its interest in liquefied natural gas facilities at Cove Point, Maryland. In connection with the abandonment, Consolidated LNG recorded a deferred asset in accordance with the provisions of SFAS No. 90, "Accounting for Abandonments and Disallowances of Plant Costs." This deferred asset, which represents the present value of allowable costs expected to be recovered, is being amortized over the 10-year recovery period which began March 1, 1988, as prescribed in the FERC order.

LAKEWOOD COGENERATION PROJECT
CNG Power (formerly CNG Energy) holds a 34% limited partnership interest in Lakewood Cogeneration, L.P. (Lakewood Partnership), a partnership formed to construct, own and operate a cogeneration facility in Lakewood, New Jersey. CNG Lakewood, Inc., a wholly owned subsidiary of CNG Power Services, owns a 1% general partnership interest in the Lakewood Partnership. This facility began commercial operations in November 1994 and uses natural gas to produce electricity for sale to an electric utility and steam for sale primarily to customers in an industrial park. At December 31, 1994, Consolidated's total investment in the project amounted to $18,738,000.

9.  COMMON STOCKHOLDERS' EQUITY
A summary of the changes in stockholders' equity follows:

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


________________________________________________________________________________
______________________________________
Summary of Changes in Common Stockholders' Equity
________________________________________________________________________________
______________________________________
                                         Common Stock          Capital in Excess
                                            Issued                of Par Value
Treasury Stock
                                     Number of     Value
Retained  Number of
                                        Shares    at Par   Paid-In    Other
Total    Earnings     Shares     Cost
________________________________________________________________________________
______________________________________
                                                                 (In Thousands)
Balance at December 31, 1991.  .  .     87,567  $240,809  $201,101  $40,280
$241,381  $1,415,576      (245)  $ (7,983)
Net income.  .  .  .  .  .  .  .  .         -         -         -        -
-      194,958        -          -
Cash dividends declared
  Common stock ($1.905 per share) .         -         -         -        -
-     (171,473)       -          -
Common stock issued
  Public offering  .  .  .  .  .  .      4,600    12,650   180,962       -
180,962          -         -          -
  Stock options .  .  .  .  .  .  .        113       312     3,688       -
3,688          -         -          -
  ESOP and DRP* .  .  .  .  .  .  .        107       295     4,401       -
4,401          -         -          -
  System Thrift Plans .  .  .  .  .        105       289     4,561       -
4,561          -         -          -
  Stock awards  .  .  .  .  .  .  .         65       177     2,137       -
2,137          -         -          -
Purchase of treasury stock  .  .  .         -         -         -        -
-           -        (95)    (3,481)
Sale of treasury stock.  .  .  .  .         -         -      1,894       -
1,894          -        339     11,436
Reissuance of treasury stock under
  Stock Incentive Plan.  .  .  .  .         -         -          5       -
5          -          1         28
Pension liability adjustment.  .  .         -         -         -        -
-          216        -          -
                                        ______  ________  ________  _______
________  __________    ______   ________
Balance at December 31, 1992.  .  .     92,557   254,532   398,749   40,280
439,029   1,439,277        -          -
Net income.  .  .  .  .  .  .  .  .         -         -         -        -
-      205,916        -          -
Cash dividends declared
  Common stock ($1.925 per share) .         -         -         -        -
-     (178,771)       -          -
Common stock issued
  Stock options .  .  .  .  .  .  .        238       654     8,834       -
8,834          -         -          -
  Stock awards-net .  .  .  .  .  .         66       180     2,925       -
2,925          -         -          -
  DRP* .  .  .  .  .  .  .  .  .  .         58       159     2,697       -
2,697          -         -          -
  System Thrift Plans .  .  .  .  .         15        43       679       -
679          -         -          -
Purchase of treasury stock  .  .  .         -         -         -        -
-           -        (29)    (1,417)
Sale of treasury stock.  .  .  .  .         -         -        (83)      -
(83)         -         29      1,417
Pension liability adjustment (Note 4)       -         -         -        -
-          361        -          -
                                        ______  ________  ________  _______
________  __________    ______   ________
Balance at December 31, 1993.  .  .     92,934   255,568   413,801   40,280
454,081   1,466,783        -          -
Net income.  .  .  .  .  .  .  .  .         -         -         -        -
-      183,171        -          -
Cash dividends declared
  Common stock ($1.94 per share)  .         -         -         -        -
-     (180,461)       -          -
Common stock issued
  Conversion of debentures  .  .  .         70       193     3,669       -
3,669          -         -          -
  Stock awards-net .  .  .  .  .  .         16        45       621       -
621          -         -          -
  Stock options .  .  .  .  .  .  .          8        21       258       -
258          -         -          -
Purchase of treasury stock  .  .  .         -         -         -        -
-           -         (6)      (257)
Sale of treasury stock.  .  .  .  .         -         -         (1)      -
(1)         -          6        257
Pension liability adjustment (Note 4)       -         -         -        -
-          386        -          -
                                        ______  ________  ________  _______
________  __________    ______   ________
Balance at December 31, 1994.  .  .     93,028  $255,827  $418,348  $40,280
$458,628  $1,469,879        -    $     -
                                        ======  ========  ========  =======
========  ==========    ======   ========
________________________________________________________________________________
______________________________________
*Employee Stock Ownership Plan and Dividend Reinvestment Plan.

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

UNISSUED SHARES
At December 31, 1994, 106,972,153 shares of common stock were unissued. Of these, a total of 17,314,627 shares have been registered with the SEC for possible issuance under various benefit plans. Shares acquired by these plans can consist of original issue shares, treasury shares or shares purchased in the open market. In addition, 741,356 shares have been registered with the SEC for possible issuance to shareholders under the Dividend Reinvestment Plan and 4,559,353 shares are registered for issuance upon conversion of the Company's convertible subordinated debentures.

TREASURY STOCK
Under a stock repurchase plan approved by the Board of Directors, the Company can purchase in the open market up to 4,000,000 shares of its common stock through December 31, 1995. The Company may also acquire shares of its common stock through certain provisions of the 1991 Stock Incentive Plan and the Long-Term Incentive Plan. Shares repurchased or acquired are held as treasury stock and are available for reissuance for general corporate purposes or in connection with various employee benefit plans. When treasury shares are reissued, the difference between the market value at reissuance and the cost of shares is reflected in "Capital in excess of par value." The cost of any shares held as treasury stock is shown as a reduction in common stockholders' equity in the Consolidated Balance Sheet. No treasury shares were held at December 31, 1993 or 1994.

STOCK AWARDS AND STOCK OPTIONS
     1991 STOCK INCENTIVE PLAN
The 1991 Stock Incentive Plan provides for the granting of stock awards, stock options and other stock-based awards to employees of the Company and its subsidiaries. The maximum number of shares available for issuance in each calendar year is determined in accordance with a formula contained in the plan. During 1994, 3,430,097 shares were available for issuance under the plan.

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

Stock appreciation rights may also be granted, either alone or in tandem with stock options. These rights permit the recipient to receive, upon exercise, the excess of the fair market value of a share on the date of exercise over the grant price. The grant price is generally the fair market value of the stock on the date of grant. As of December 31, 1994, no stock appreciation rights have been granted under the plan.

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

A summary of stock option activity under both plans for the years ended December 31, 1992 through 1994, follows:

______________________________________________________________________________
                                                Number            Option Price
                                             of Shares               Per Share
______________________________________________________________________________
                                              (In Thousands)
Shares under option:
  At January 1, 1992  .  .  .  .  .  .  .        1,226         $32.50 - $50.75
  Granted .  .  .  .  .  .  .  .  .  .  .          659         $34.75 - $47.25
  Exercised  .  .  .  .  .  .  .  .  .  .         (113)        $34.38 - $44.00
  Cancelled  .  .  .  .  .  .  .  .  .  .          (59)        $34.38 - $50.75
                                                 _____
  At December 31, 1992.  .  .  .  .  .  .        1,713         $32.50 - $50.75

  Granted .  .  .  .  .  .  .  .  .  .  .          552         $44.88 - $55.00
  Exercised  .  .  .  .  .  .  .  .  .  .         (238)        $33.25 - $50.75
  Cancelled  .  .  .  .  .  .  .  .  .  .          (65)        $34.75 - $50.75
                                                 _____
  At December 31, 1993.  .  .  .  .  .  .        1,962         $32.50 - $55.00

  Granted .  .  .  .  .  .  .  .  .  .  .          651         $34.75 - $45.13
  Exercised  .  .  .  .  .  .  .  .  .  .           (8)        $34.38 - $43.88
  Cancelled  .  .  .  .  .  .  .  .  .  .          (48)        $34.75 - $50.75
                                                 _____
  At December 31, 1994.  .  .  .  .  .  .        2,557         $32.50 - $55.00
                                                 =====
______________________________________________________________________________

At December 31, 1994, options were exercisable for the purchase of 691,421 shares. Stock options become exercisable for the purchase of 440,494 shares in 1995, 544,976 in 1996, 437,583 in 1997, and 442,129 shares thereafter.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  PREFERRED STOCK
The Company's authorized cumulative preferred stock consists of 2,500,000 shares at a par value of $100 each. There were no shares of preferred stock issued or outstanding at December 31, 1993 or 1994.

11.  DIVIDEND RESTRICTIONS
The indenture relating to the Company's senior debenture issues and the preferred stock provisions of its Certificate of Incorporation contain restrictions on dividend payments by the Company and acquisitions of its capital stock. Under the indenture provisions (there being no preferred stock outstanding), $667,595,000 of consolidated retained earnings was free from such restrictions at December 31, 1994. The indenture also imposes dividend limitations on the subsidiaries, but at December 31, 1994, these limitations did not restrict their ability to pay dividends to the Company.

12.  LONG-TERM DEBT
Long-term debt, excluding current maturities, follows:

____________________________________________________________________________
December 31,                                              1994          1993
____________________________________________________________________________
                                                           (In Thousands)
Debentures
  6 5/8%, Due December 1, 2013 .  .  .  .  .  .     $  150,000    $  150,000
  5 3/4%, Due August 1, 2003.  .  .  .  .  .  .        150,000       150,000
  5 7/8%, Due October 1, 1998  .  .  .  .  .  .        150,000       150,000
  8 3/4%, Due October 1, 2019  .  .  .  .  .  .        150,000       150,000
  8 3/4%, Due June 1, 1999  .  .  .  .  .  .  .        100,000       100,000
  9 3/8%, Due February 1, 1997 .  .  .  .  .  .        100,000       100,000
  8 5/8%, Due December 1, 2011 .  .  .  .  .  .        100,000       100,000
  Unamortized debt discount .  .  .  .  .  .  .         (8,262)       (9,252)
Convertible Subordinated Debentures
  7 1/4%, Due December 15, 2015.  .  .  .  .  .        246,205       250,000
  Unamortized debt discount .  .  .  .  .  .  .         (1,970)       (2,100)
9.94% Unsecured loan due January 1, 1999.  .  .         16,000        20,000
                                                    __________    __________
    Total .  .  .  .  .  .  .  .  .  .  .  .  .     $1,151,973    $1,158,648
                                                    ==========    ==========
______________________________________________________________________________

There are no debentures maturing in the year 1995. The aggregate principal amounts of the Company's debentures maturing in the years 1996 through 1999 are: $6,250,000; $106,250,000; $156,250,000 and $113,375,000.

Discounts and the expenses incurred in connection with the issuance of debentures are being amortized on a basis which will equitably distribute the amount to "Interest on long-term debt" over the life of each debenture issue.

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

The 9.94% unsecured loan due January 1, 1999, is an obligation of Virginia Natural Gas. This $20,000,000 loan, which is being repaid in five annual installments of $4,000,000 each, beginning January 1, 1995, has been guaranteed by the Company.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 1991, the Company entered into a credit agreement with a group of banks that provides for the borrowing of up to $300,000,000. The 1991 Credit Agreement initially was to expire on March 31, 1994; however, each year the term of the agreement has, with the approval of the banks, been extended for a period of one additional year. The current expiration date is March 31, 1997. The loans under the 1991 Credit Agreement are in the form of revolving credits and may, at the option of the Company, be structured either as syndicated loans by a group of participating banks or money market loans by individual participating banks. The loans may be borrowed, paid or prepaid and reborrowed on a few days notice. Varying interest rate options are available for syndicated loans, while the interest rate on money market loans is determined from quotes rendered by the participating banks. A commitment fee of 1/8 of 1% per annum is charged under the 1991 Credit Agreement. No revolving credit loans were outstanding at December 31, 1993 or 1994.

13.  SHORT-TERM BORROWINGS
The weighted average interest rate on the Company's commercial paper notes outstanding at December 31, 1993 and 1994, was 3.35% and 5.86%, respectively.

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

14.  FINANCIAL INSTRUMENTS
FAIR VALUES
The estimated fair value of the Company's long-term debt, including current maturities, was as follows at December 31, 1993 and 1994:


______________________________________________________________________________
                                   1994                            1993
                         Carrying         Fair          Carrying          Fair
December 31,               Amount        Value            Amount         Value
______________________________________________________________________________
                                            (In Thousands)
Long-term debt         $1,166,205   $1,095,492        $1,170,000    $1,255,351
______________________________________________________________________________

The fair values were estimated based upon closing transactions and/or quotations for the Company's debentures as of those dates. Temporary cash investments and commercial paper notes are stated at amounts which approximate fair value due to the short maturities of those financial instruments.

ITEM 8.         CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS
The vast majority of Consolidated's hedging activities involve publicly-traded futures contracts which can be settled through the purchase or delivery of commodities and, therefore, does not involve financial instruments within the scope of SFAS No. 119. However, the nonregulated subsidiaries periodically enter into price swap agreements to modify their exposure to natural gas price risk under existing sales contracts. Under these agreements, the subsidiaries make payments to, or receive payments from, counterparties generally based on the difference between fixed and variable gas prices specified in the contracts. Settlement takes place under the agreements on a monthly basis, and amounts received or paid are recognized as an adjustment to nonregulated gas sales revenues to correspond with the recognition of the related hedged transaction.

At December 31, 1994, the Company's nonregulated subsidiaries had swap agreements of varying duration outstanding with several counterparties to exchange monthly payments on aggregate notional quantities of 25.8 billion cubic feet (Bcf) of gas over the ensuing 3 years. The aggregate notional quantities do not represent the quantities or amounts exchanged by the parties and, thus, are not a measure of the exposure of Consolidated through its use of derivatives. The amounts exchanged are calculated on the basis of monthly notional quantities and other terms of the agreements. Under the swap agreements, fixed prices averaged $2.22 per Mcf and variable prices averaged $1.85 per Mcf based upon market conditions at December 31, 1994. Expected profits on anticipated sales related to the hedged transactions should generally offset the estimated unrealized losses on the swap agreements.

The use of derivative financial instruments exposes the Company to market risk and credit risk. Market risk represents the potential loss that can be caused by a change in the market value of a particular commitment. Credit risk relates to the risk of loss that Consolidated would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company does not have a significant exposure to any individual counterparty to its derivative activities. Management has operating procedures in place to evaluate market and credit risks and believes that the Company's exposure to risks associated with derivative financial instruments is not material in relation to Consolidated's financial position, results of operations or cash flows.

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

The Company has taken a proactive position with respect to environmental concerns. As part of normal business operations, subsidiaries periodically monitor their properties and facilities to identify and resolve potential environmental matters, and the Company conducts general environmental surveys on a continuing basis at its operating facilities to monitor compliance with environmental laws and regulations. As part of this process, voluntary surveys at subsidiary sites have been conducted to determine the extent of any possible soil contamination due to hazardous substances, such as mercury, and when contamination has been discovered remediation efforts are undertaken. Further, on August 16, 1990, CNG Transmission entered into a Consent Order and Agreement with the Commonwealth of Pennsylvania Department of Environmental Resources (DER) in which CNG Transmission has agreed with the DER's determination of certain violations of the Pennsylvania Solid Waste Management Act, the Pennsylvania Clean Streams Law and the rules and regulations promulgated thereunder. No civil penalties have been assessed as of this date. Pursuant to the Order and Agreement, CNG Transmission is performing sampling, testing and analysis, and conducting a program of remediation at some of its Pennsylvania facilities. Total remediation costs in connection with these sites and the Order and Agreement are not expected to be material with respect to Consolidated's financial position, results of operations or cash flows. Based on current information, the Company has recognized a gross estimated liability amounting to $20,552,000 at December 31, 1994, for future costs expected to be incurred to remediate or mitigate hazardous substances at these sites and at facilities covered by the Order and Agreement.

Inasmuch as certain environmental-related expenditures are expected to be recoverable in future regulatory proceedings, a regulatory asset amounting to $12,797,000 at December 31, 1994, is included in the Consolidated Balance Sheet under the caption "Deferred charges and other assets." Also, uncontested claims amounting to $3,735,000 at December 31, 1994, were recognized for environmental-related costs probable for recovery through joint-interest operating agreements.

The total amounts included in operating expenses for remediation and other environmental-related costs, and the components of such costs, are as follows:

______________________________________________________________________________
Years Ended December 31,                          1994        1993        1992
______________________________________________________________________________
                                                       (In Thousands)
Recurring costs for ongoing operations          $3,479      $3,381      $4,032
Mandated remediation and other
  compliance costs .  .  .  .  .  .  .             214       3,963       2,816
Voluntary remediation costs .  .  .  .             507       1,185         703
Other  .  .  .  .  .  .  .  .  .  .  .              28         520          95
                                                ______      ______      ______
  Total.  .  .  .  .  .  .  .  .  .  .          $4,228      $9,049      $7,646
                                                ======      ======      ======
______________________________________________________________________________

Environmental-related capital expenditures for monitoring or complying with laws and regulations were not material in 1992 or 1993.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CNG Transmission and certain of the Company's distribution subsidiaries are subject to the Federal Clean Air Act and the Federal Clean Air Act Amendments of 1990 (1990 amendments) which added significantly to the existing requirements established by the Federal Clean Air Act. As a result of the 1990 amendments, these subsidiaries are required to install Reasonably Available Control Technology (RACT) at some compressor stations to reduce nitrogen oxide emissions. The subsidiaries will have until May 31, 1995, to comply with the requirement to install RACT. Compliance requires capital expenditures to similarly retrofit some of the compressor engines along the Company's pipeline system. In this regard, approximately $23.3 million was expended during 1994 to install emission control equipment. In addition, up to $17 million is expected to be expended in 1995 to complete installation of emission control equipment. The Company anticipates completing the installation of emission controls by the May 31, 1995 deadline required in the 1990 amendments. While the Company believes that it will be in compliance with the 1990 amendments, additional compliance requirements which may be imposed by state regulation could require additional capital expenditures. In any event, the total actual capital expenditures required to comply with the 1990 amendments are expected to be recoverable through future regulatory proceedings.

Consolidated has determined that it is associated with 16 former manufactured gas plant sites, five of which are currently owned by subsidiaries. Studies conducted by other utilities at their former manufactured gas plants have indicated that their sites contain coal tar and other potentially harmful materials. None of the 16 former sites with which Consolidated is associated is under investigation by any state or federal environmental agency, and no investigation or action is currently anticipated. At this time it is not known if, or to what degree, these sites may contain environmental contamination. Therefore, the Company is not able to estimate the cost, if any, that may be required for the possible remediation of these sites.

Estimates of liability in the environmental area are based on current environmental laws and regulations and existing technology. The exact nature of environmental issues which the Company and its subsidiaries may encounter in the future cannot be predicted. Additional environmental liabilities may result in the future as more stringent environmental laws and regulations are implemented and as the Company obtains more specific information about its existing sites and production facilities. At present, no estimate of any such additional liability, or range of liability amounts, can be made. However, the amount of any such liabilities could be material.

16.  COMMITMENTS AND CONTINGENCIES
Lease arrangements of the subsidiaries are principally for office space, business machines and transportation equipment. None of these arrangements, individually or in the aggregate, are material capital leases. Rental expense incurred in the years 1992 through 1994 was not material, and future rental payments required under leases in effect at December 31, 1994, are not material.

It is estimated that Consolidated's 1995 capital budget will amount to $444,600,000, and that approximately $170,200,000 of that amount will be directed to gas and oil producing activities. In connection with the capital budget, the subsidiaries have entered into certain contractual commitments.

The subsidiaries have claims and suits pending against them, but, in the opinion of management and counsel, the ultimate liability will not have a material effect on Consolidated's financial position, results of operations or cash flows.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  DISAGGREGATED INFORMATION
As an integrated natural gas company, Consolidated operates in all phases of the natural gas business with activities conducted principally in the United States. As such, the Company's operations are conducted in one industry segment as defined under current generally accepted accounting principles. The following table presents disaggregated information pertaining to Consolidated's operations within the natural gas segment.

Distribution represents Consolidated's retail gas distribution subsidiaries, including their minor gas and oil production activities. These subsidiaries sell gas and/or provide transportation services to residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia and West Virginia, and are subject to price regulation by their respective state utility commissions.

Transmission operations include the activities of CNG Transmission, which provides gas transportation, storage and related services to affiliates and to utilities and end users in the Midwest, the Mid-Atlantic states and the Northeast, and the activities of CNG Storage Service Company. CNG Transmission is an interstate pipeline company regulated by the FERC.

Exploration and production includes the results of CNG Producing and the gas and oil production activities of CNG Transmission. These operations are located throughout the United States and in the Gulf of Mexico. CNG Producing also owns a working interest in a heavy oil program in Alberta, Canada.

The activities of CNG Energy Services, CNG Power, CNG Power Services, Consolidated LNG, CNG Research and CNG Coal are included in the "Other" category. CNG Energy Services markets a portion of Company-owned production, and arranges gas supplies, transportation, storage and related services.

Transactions between affiliates are recognized at prices which approximate market value. Significant transactions between the operating components are eliminated to reconcile the disaggregated information to consolidated amounts. Identifiable assets of each component are those assets that are used in its operations.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

________________________________________________________________________________
_______________________________________________

Exploration                 Corporate
                                                                             and
and
                                         Distribution    Transmission
Production   Other        Eliminations       Total
________________________________________________________________________________
_______________________________________________
                                                                        (In
Thousands)
1994
Operating revenues
    Nonaffiliated  .  .  .  .  .  .       $1,804,317     $  348,141     $
411,876     $ 471,694    $       -        $3,036,028
    Affiliated  .  .  .  .  .  .  .            1,296        111,147
77,564        44,966      (234,973)              -
                                          __________     __________
__________     _________    __________       __________
     Total.  .  .  .  .  .  .  .  .        1,805,613        459,288
489,440       516,660      (234,973)       3,036,028
Other operating expenses .  .  .  .        1,579,259        259,078
299,872       508,303      (233,206)       2,413,306
Depreciation and amortization  .  .           67,401         53,944
155,558           736         1,678          279,317
                                          __________     __________
__________     _________    __________       __________
Operating income before
    income taxes.  .  .  .  .  .  .       $  158,953     $  146,266     $
34,010     $   7,621    $   (3,445)      $  343,405
                                          ==========     ==========
==========     =========    ==========       ==========
Capital expenditures  .  .  .  .  .       $  146,882     $  108,647     $
166,022     $  15,198    $    1,036       $  437,785
Identifiable assets.  .  .  .  .  .       $2,595,615     $1,543,790
$1,372,747     $ 283,799    $ (277,278)      $5,518,673
________________________________________________________________________________
_______________________________________________

1993
Operating revenues
    Nonaffiliated  .  .  .  .  .  .       $1,772,816     $  689,772     $
437,125     $ 284,372    $       -        $3,184,085
    Affiliated  .  .  .  .  .  .  .            1,112        293,984
99,301        73,401      (467,798)              -
                                          __________     __________
__________     _________    __________       __________
     Total.  .  .  .  .  .  .  .  .        1,773,928        983,756
536,426       357,773      (467,798)       3,184,085
Other operating expenses .  .  .  .        1,541,741        789,894
312,393       351,800      (463,735)       2,532,093
Depreciation and amortization  .  .           65,295         50,418
176,738           292         1,905          294,648
                                          __________     __________
__________     _________    __________       __________
Operating income before
    income taxes.  .  .  .  .  .  .       $  166,892     $  143,444     $
47,295     $   5,681    $   (5,968)      $  357,344
                                          ==========     ==========
==========     =========    ==========       ==========
Capital expenditures  .  .  .  .  .       $  115,376     $  113,385     $
110,746     $   1,757    $    1,305       $  342,569
Identifiable assets.  .  .  .  .  .       $2,519,247     $1,574,047
$1,363,065     $ 267,033    $ (286,204)      $5,437,188
________________________________________________________________________________
_______________________________________________

1992
Operating revenues
    Nonaffiliated  .  .  .  .  .  .       $1,602,617     $  442,719     $
445,118     $  30,396    $       -        $2,520,850
    Affiliated  .  .  .  .  .  .  .              523        200,012
74,306        12,173      (287,014)              -
                                          __________     __________
__________     _________    __________       __________
     Total.  .  .  .  .  .  .  .  .        1,603,140        642,731
519,424        42,569      (287,014)       2,520,850
Other operating expenses .  .  .  .        1,365,514        478,828
299,827        25,095      (278,519)       1,890,745
Depreciation and amortization  .  .           61,002         43,803
180,830           445         1,760          287,840
                                          __________     __________
__________     _________    __________       __________
Operating income before
    income taxes.  .  .  .  .  .  .       $  176,624     $  120,100     $
38,767     $  17,029    $  (10,255)      $  342,265
                                          ==========     ==========
==========     =========    ==========       ==========
Capital expenditures  .  .  .  .  .       $  114,670     $  225,288     $
99,073     $   1,768    $      719       $  441,518
Identifiable assets.  .  .  .  .  .       $2,086,856     $1,688,026
$1,387,289     $ 181,587    $ (184,887)      $5,158,871
________________________________________________________________________________
_______________________________________________

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  SUPPLEMENTARY FINANCIAL INFORMATION -- UNAUDITED
(A) GAS AND OIL PRODUCING ACTIVITIES (EXCLUDING COST-OF-SERVICE RATE-REGULATED ACTIVITIES)
This information has been prepared in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," and related SEC pronouncements. Statement No. 69 is a comprehensive, standard set of required disclosures about the gas and oil producing activities of publicly traded companies. The following disclosures exclude the gas and oil producing activities subject to cost-of-service rate regulation. Certain disclosures about these gas and oil activities, which are exempt from the accounting methods prescribed by the SEC, are included under "Cost-of-Service Properties" in this Note (A).

     CAPITALIZED COSTS
The aggregate amounts of costs capitalized by subsidiaries for their gas and oil producing activities, and related aggregate amounts of accumulated depreciation and amortization, follow:

______________________________________________________________________________
December 31,                                                1994          1993
______________________________________________________________________________
                                                            (In Thousands)
Capitalized costs of
  Proved properties.  .  .  .  .  .  .  .  .          $2,796,911    $2,685,856
  Unproved properties .  .  .  .  .  .  .  .             255,490       232,312
                                                      __________    __________
  Subtotal.  .  .  .  .  .  .  .  .  .  .  .          $3,052,401    $2,918,168
                                                      __________    __________

Accumulated depreciation of
  Proved properties.  .  .  .  .  .  .  .  .          $1,855,398    $1,723,113
  Unproved properties .  .  .  .  .  .  .  .              86,887        78,352
                                                      __________    __________
  Subtotal.  .  .  .  .  .  .  .  .  .  .  .           1,942,285     1,801,465
                                                      __________    __________
  Net capitalized costs  .  .  .  .  .  .  .          $1,110,116    $1,116,703
                                                      ==========    ==========
______________________________________________________________________________

     TOTAL COSTS INCURRED
The following costs were incurred by subsidiaries in their gas and oil producing activities during the years 1992 through 1994:

______________________________________________________________________________
Years Ended December 31,                            1994       1993       1992
______________________________________________________________________________
                                                         (In Thousands)
Property acquisition costs
  Proved properties.  .  .  .  .  .  .  .  .    $  4,000   $    132   $  7,926
  Unproved properties .  .  .  .  .  .  .  .      18,998     18,224     14,378
                                                ________   ________   ________
    Subtotal .  .  .  .  .  .  .  .  .  .  .      22,998     18,356     22,304
Exploration costs  .  .  .  .  .  .  .  .  .      48,514     47,934     30,860
Development costs  .  .  .  .  .  .  .  .  .      82,020     40,516     42,059
                                                ________   ________   ________
    Total .  .  .  .  .  .  .  .  .  .  .  .    $153,532   $106,806   $ 95,223
                                                ========   ========   ========
______________________________________________________________________________

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

______________________________________________________________________________
Years Ended December 31,                            1994       1993       1992
______________________________________________________________________________
                                                       (In Thousands)
Revenues (net of royalties) from:
  Sales to nonaffiliated companies.  .  .       $201,820   $204,614   $155,481
  Transfers to other operations.  .  .  .         55,007     88,241    135,280
                                                ________   ________   ________
    Total .  .  .  .  .  .  .  .  .  .  .        256,827    292,855    290,761
                                                ________   ________   ________
Less:  Production (lifting) costs .  .  .         42,723     49,177     55,281
       Depreciation and amortization .  .        150,936    173,171    176,463
       Income tax expense.  .  .  .  .  .         15,446     18,400     13,509
                                                ________   ________   ________
Results of operations .  .  .  .  .  .  .       $ 47,722   $ 52,107   $ 45,508
                                                ========   ========   ========
______________________________________________________________________________

     COMPANY-OWNED RESERVES (NON-COST-
     OF-SERVICE RESERVES)
Estimated net quantities of proved gas and oil (including condensate) reserves in the United States and Canada at December 31, 1992 through 1994, and changes in the reserves during those years, are shown in the two schedules which follow:

______________________________________________________________________________
Years Ended December 31,                                1994     1993     1992
______________________________________________________________________________
                                                               (In Bcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES* - GAS
  At January 1  .  .  .  .  .  .  .  .  .  .  .          885      918      918
  Changes in reserves
    Extensions, discoveries and other additions          111       55      141
    Revisions of previous estimates  .  .  .  .           16       46      (23)
    Production  .  .  .  .  .  .  .  .  .  .  .         (114)    (124)    (121)
    Purchases of gas in place  .  .  .  .  .  .            8       -        19
    Sales of gas in place.  .  .  .  .  .  .  .           (5)     (10)     (16)
                                                       _____    _____    _____
  At December 31.  .  .  .  .  .  .  .  .  .  .          901      885      918
                                                       =====    =====    =====

PROVED DEVELOPED RESERVES* - GAS
  At January 1  .  .  .  .  .  .  .  .  .  .  .          761      794      855
  At December 31.  .  .  .  .  .  .  .  .  .  .          730      761      794

* Net before royalty.
______________________________________________________________________________

Included in the caption "Extensions, discoveries and other additions" for 1992 and 1994 are 79 and 56 Bcf, respectively, of proved undeveloped reserves for which development costs will be incurred in future years. The preceding proved developed and undeveloped gas reserves at December 31, 1992 through 1994, include United States reserves of 917, 884 and 900 Bcf which, together with the Canadian reserves and the gas reserves reported under "Cost-of-Service Properties," are as contained in reports of Ralph E. Davis Associates, Inc., independent geologists.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

______________________________________________________________________________
Years Ended December 31,                              1994      1993      1992
______________________________________________________________________________
                                                        (In Thousand Bbls)
Proved developed and undeveloped reserves* - Oil
  At January 1  .  .  .  .  .  .  .  .  .  .  .     27,596    29,238    31,014
  Changes in reserves
    Extensions, discoveries and other additions     24,709     1,978     2,104
    Revisions of previous estimates  .  .  .  .     (2,791)      290       390
    Production  .  .  .  .  .  .  .  .  .  .  .     (3,333)   (3,907)   (4,508)
    Purchases of oil in place  .  .  .  .  .  .         77        -        245
    Sales of oil in place.  .  .  .  .  .  .  .         (3)       (3)       (7)
                                                    ______    ______    ______
  At December 31.  .  .  .  .  .  .  .  .  .  .     46,255    27,596    29,238
                                                    ======    ======    ======

Proved developed reserves* - Oil
  At January 1  .  .  .  .  .  .  .  .  .  .  .     21,936    27,449    30,070
  At December 31.  .  .  .  .  .  .  .  .  .  .     20,379    21,936    27,449

* Net before royalty.
______________________________________________________________________________

Included in the caption "Extensions, discoveries and other additions" for 1994 are 22,305 thousand barrels of proved undeveloped reserves for which development costs will be incurred in future years. The foregoing proved developed and undeveloped oil reserves at December 31, 1992 through 1994, include United States reserves of 23,493, 21,917 and 40,918 thousand barrels, respectively. These, together with the Canadian reserves and the oil reserves reported under "Cost-of-Service Properties," are as contained in reports of Ralph E. Davis Associates, Inc.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES
     THEREIN
The following tabulation has been prepared in accordance with the FASB's rules for disclosure of a standardized measure of discounted future net cash flows relating to Company-owned proved gas and oil reserve quantities.

______________________________________________________________________________
December 31,                                      1994        1993        1992
______________________________________________________________________________
                                                      (In Thousands)
Future cash inflows .  .  .  .  .  .  .  .  $2,303,024  $2,336,553  $2,421,422
Less:  Future development
        and production costs .  .  .  .  .     626,344     529,592     572,576
       Future income tax expense.  .  .  .     490,079     537,966     473,475
                                            __________  __________  __________
Future net cash flows  .  .  .  .  .  .  .   1,186,601   1,268,995   1,375,371
Less annual discount (10% a year)  .  .  .     482,109     500,732     557,019
                                            __________  __________  __________
Standardized measure of discounted future
  net cash flows .  .  .  .  .  .  .  .  .  $  704,492  $  768,263  $  818,352
                                            ==========  ==========  ==========
______________________________________________________________________________

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

________________________________________________________________________________
_______________________
Years Ended December 31,                                                  1994
1993        1992
________________________________________________________________________________
_______________________

(In Thousands)
Standardized measure of discounted future net
  cash flows at January 1.  .  .  .  .  .  .  .  .  .  .  .          $ 768,263
$ 818,352   $ 881,131
Changes in the year resulting from
  Sales and transfers of gas and oil produced
    during the year, less production costs .  .  .  .  .  .           (214,104)
(243,678)   (235,480)
  Prices and production and development costs
    related to future production  .  .  .  .  .  .  .  .  .           (153,962)
12,635     (70,092)
  Extensions, discoveries and other additions,
    less production and development costs  .  .  .  .  .  .            144,342
99,662     108,734
  Previously estimated development costs
    incurred during the year.  .  .  .  .  .  .  .  .  .  .             46,568
4,838      24,914
  Revisions of previous quantity estimates .  .  .  .  .  .              4,228
66,506     (66,504)
  Accretion of discount  .  .  .  .  .  .  .  .  .  .  .  .            108,417
109,287     123,976
  Income taxes  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             33,029
(41,395)     84,126
  Purchases and sales of proved reserves in place-net  .  .              4,122
(5,439)     17,548
  Other (principally timing of production) .  .  .  .  .  .            (36,411)
(52,505)    (50,001)
                                                                     _________
_________   _________
Standardized measure of discounted future net
  cash flows at December 31 .  .  .  .  .  .  .  .  .  .  .          $ 704,492
$ 768,263   $ 818,352
                                                                     =========
=========   =========
________________________________________________________________________________
_______________________

     COST-OF-SERVICE PROPERTIES
As previously stated, activities subject to cost-of-service rate regulation are excluded from the foregoing information. At December 31, 1993 and 1994, net capitalized costs of cost-of-service properties amounted to $27,320,000 and $25,244,000, respectively. Related proved reserves of gas and oil are located in the United States, and at December 31, 1992 through 1994, amounted to 80, 75 and 71 Bcf of gas and 283, 287 and 256 thousand barrels of oil, respectively. Production for the years 1992 through 1994 amounted to 7, 6 and 6 Bcf of gas and 31, 29 and 24 thousand barrels of oil, respectively.

Future revenues associated with production of the foregoing gas and oil reserves would be based upon cost-of-service ratemaking and historical asset costs, with rate of return levels determined by various state regulatory commissions.

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Cont.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(B)  QUARTERLY FINANCIAL DATA
A summary of the quarterly results of operations for the years 1993 and 1994 follows. Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations, and third quarter results are usually the least significant of the year for Consolidated. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for certain past cost increases.

________________________________________________________________________________
____________________

Quarter
                                                             First     Second
Third*     Fourth
________________________________________________________________________________
____________________
                                                                       (In
Thousands)
1994
Total operating revenues .  .  .  .  .  .  .  .         $1,213,596   $582,008
$451,829  $  788,595
Operating income before income taxes .  .  .  .            217,439     22,141
(17,990)    121,815
Net income.  .  .  .  .  .  .  .  .  .  .  .  .            130,918      3,069
(24,557)     73,741
Earnings per share of common stock.  .  .  .  .               1.41        .03
(.26)        .79

1993
Total operating revenues .  .  .  .  .  .  .  .         $1,131,526   $549,070
$473,348  $1,030,141
Operating income before income taxes .  .  .  .            200,169     29,508
(7,520)    135,187
Income before cumulative effect of
  change in accounting principle  .  .  .  .  .            125,714      6,636
(29,965)     86,109
Cumulative effect of applying SFAS No. 109 .  .             17,422         -
-           -
Net income.  .  .  .  .  .  .  .  .  .  .  .  .            143,136      6,636
(29,965)     86,109
Earnings per share of common stock**:
  Income before cumulative effect of
    change in accounting principle.  .  .  .  .               1.36        .07
(.32)        .93
  Cumulative effect of applying SFAS No. 109  .                .19         -
-           -
  Net income .  .  .  .  .  .  .  .  .  .  .  .               1.55        .07
(.32)        .93

 *  Net income for the 1993 third quarter was reduced to reflect additional deferred income taxes of $11,429,000, or $(.12) per share, resulting from the increase in the federal corporate income tax rate (see Note 6 to the consolidated financial statements).
**  The sum of the quarterly amounts does not equal the year's amount because the quarterly calculations are based on a changing number of average shares outstanding.
________________________________________________________________________________
____________________

ITEM 8.          CONSOLIDATED NATURAL GAS COMPANY AND SUBSIDIARIES
(Concl.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(C)  COMMON STOCK MARKET PRICES AND RELATED MATTERS
At December 31, 1994, there were 40,828 holders of the Company's common stock. The principal market for the stock is the New York Stock Exchange. Quarterly price ranges and dividends declared on the common stock for the years 1993 and 1994 follow. Restrictions on the payment of dividends are discussed in Note 11.

______________________________________________________________________________
                                                        Quarter
                                           First    Second     Third    Fourth
______________________________________________________________________________
Market Price Range
1994 - High .  .  .  .  .  .  .  .       $47       $40       $41 1/8   $39
     - Low  .  .  .  .  .  .  .  .       $38 3/4   $36 3/4   $37 1/2   $33 3/8

1993 - High .  .  .  .  .  .  .  .       $49 7/8   $53 5/8   $55 3/8   $53 1/4
     - Low  .  .  .  .  .  .  .  .       $43 1/2   $48 5/8   $48 3/8   $42 5/8

Dividends Declared per Share
1994  .  .  .  .  .  .  .  .  .  .       $.485     $.485     $.485     $.485
1993  .  .  .  .  .  .  .  .  .  .       $.48      $.48      $.48      $.485
______________________________________________________________________________

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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the calendar year 1994, the year for which this Form 10-K is being filed.

DOCUMENTS FILED AS A PART OF THIS REPORT

     Financial Statements

All of the financial statements filed as a part of this Report are included in
ITEM 8 and reference is made to the index on page 45.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

     Consent Of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-1040, 33-49469 and 33-52585) and Form S-8 (Nos. 2-77204, 2-97948, 33-40478 and 33-
44892) of Consolidated Natural Gas Company of our report dated February 21, 1995, appearing on page 46 of this Form 10-K. We also consent to the references to us under the heading "Experts" in such Prospectuses.



PRICE WATERHOUSE LLP


600 Grant Street
Pittsburgh, Pennsylvania  15219-9954
March 29, 1995

EXHIBITS
______________________________________________________________________________
      SEC
     Exhibit
     Number                   Description of Exhibit
______________________________________________________________________________

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

                 Other portions of the Delaware General Corporation Law affecting security holder rights are considered routine and are not filed hereunder

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS (Continued)
______________________________________________________________________________
      SEC
     Exhibit
     Number                   Description of Exhibit
______________________________________________________________________________

      (10)  Material Contracts:
            (Exhibits (10A) through (10E) and Exhibit (10G) listed below are incorporated by reference to the Exhibit with the same designation filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1987, File No. 1-3196; Exhibits (10H) and
            (10I) listed below are incorporated by reference to the Exhibit with the same designation filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1989, File No. 1-3196; Exhibit (10K) listed below is incorporated by reference to the Exhibit with the same designation filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1992, File No. 1-3196)

            (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

            (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

            (10C) Consolidated Natural Gas Company Supplemental Retirement Benefit Plan

            (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries

            (10E) Form of agreement between Consolidated Natural Gas Company and nonemployee Directors for deferral of payment of retainer and attendance fees, effective before 1987

            (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended December 13, 1994, is filed herewith

            (10G) Consolidated Natural Gas Company Cash Incentive Bonus Deferral Plan

            (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

            (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

            (10J) Description of Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994, is filed herewith

            (10K) Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union

            (10L) Description of Consolidated Natural Gas Company Non-Employee Directors' Restricted Stock Plan, is filed herewith

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS (Concluded)
______________________________________________________________________________
      SEC
     Exhibit
     Number                   Description of Exhibit
______________________________________________________________________________

      (11)  Statement re Computation of Per Share Earnings:
            Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1992 through 1994, are filed herewith

      (12)  Statement re Computation of Ratios:
            Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1990-1994, inclusive, are filed herewith

      (21)  Subsidiaries of the Registrant:
            Subsidiaries of Consolidated Natural Gas Company, is filed herewith

      (23)  Consents of Experts and Counsel:
            (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 14, 1995, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1994, are filed herewith

            (23B) Consent letter of John T. Boyd Company, Mining and Geological Engineers, authorizing the use of coal reserve estimates in Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1994, is filed herewith

            (23C)  Consent of Price Waterhouse LLP - included as part of this
                   ITEM 14
______________________________________________________________________________

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

                                               CONSOLIDATED NATURAL GAS COMPANY
                                               ________________________________
                                                          (Registrant)


                                                    GEORGE A. DAVIDSON, JR.
                                                By___________________________

                                                   (George A. Davidson, Jr.)
                                                     Chairman of the Board
March 29, 1995                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.


     GEORGE A. DAVIDSON, JR.                             PAUL E. LEGO
________________________________               ________________________________
    (George A. Davidson, Jr.)                           (Paul E. Lego)
      Chairman of the Board                               Director
  and Chief Executive Officer,
         and Director
                                                        THEODORE LEVITT
                                               ________________________________
          L. D. JOHNSON                                (Theodore Levitt)
________________________________                           Director
         (L. D. Johnson)
          Vice Chariman
  and Chief Financial Officer,                       MARGARET A. MCKENNA
          and Director                         ________________________________
                                                    (Margaret A. McKenna)
                                                          Director
          S. R. MCGREEVY
________________________________
         (S. R. McGreevy)                              STEVEN A. MINTER
   Vice President, Accounting                  ________________________________
      and Financial Control                           (Steven A. Minter)
                                                           Director

     WILLIAM S. BARRACK, JR.
________________________________                      WALTER R. PEIRSON
    (William S. Barrack, Jr.)                  ________________________________
            Director                                 (Walter R. Peirson)
                                                           Director

          J. W. CONNOLLY
________________________________                      RICHARD P. SIMMONS
        (J. W. Connolly)                       ________________________________
            Director                                 (Richard P. Simmons)
                                                           Director

         RAY J. GROVES
________________________________                           LOIS WYSE
        (Ray J. Groves)                        ________________________________
           Director                                       (Lois Wyse)
                                                           Director

APPENDIX TO FORM 10-K

The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:

Map of Principal Facilities at December 31, 1994 (Page 20)

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

Map of Exploration and Production Areas at December 31, 1994 (Page 21)

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

                                  EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                           Description of Exhibit
______________________________________________________________________________

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

 (10)  Material Contracts:
       (Exhibits (10A) through (10E) and Exhibit (10G) listed below are incorporated by reference to the Exhibit with the same designation filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1987, File No. 1-3196; Exhibits (10H) and (10I) listed below are incorporated by reference to the Exhibit with the same designation filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1989, File No. 1-3196; Exhibit (10K) listed below is incorporated by reference to the Exhibit with the same designation filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1992, File No. 1-3196)

       (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

       (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

       (10C)  Consolidated Natural Gas Company Supplemental Retirement Benefit
              Plan

______________________________________________________________________________
  SEC
Exhibit
 Number                           Description of Exhibit
______________________________________________________________________________

 (10)  Material Contracts (Continued):
       (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries

       (10E) Form of agreement between Consolidated Natural Gas Company and nonemployee Directors for deferral of payment of retainer and attendance fees, effective before 1987

       (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended December 13, 1994, is filed herewith

       (10G)  Consolidated Natural Gas Company Cash Incentive Bonus Deferral
              Plan

       (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

       (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

       (10J) Description of Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994, is filed herewith

       (10K) Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union

       (10L) Description of Consolidated Natural Gas Company Non-Employee Directors' Restricted Stock Plan, is filed herewith

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1992 through 1994, are filed herewith

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1990-1994, inclusive, are filed herewith

 (21)  Subsidiaries of the Registrant:
       Subsidiaries of Consolidated Natural Gas Company, is filed herewith

 (23)  Consents of Experts and Counsel:
       (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 14, 1995, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1994, are filed herewith

______________________________________________________________________________
  SEC
Exhibit
 Number                           Description of Exhibit
______________________________________________________________________________

 (23)  Consents of Experts and Counsel (Continued):
       (23B) Consent letter of John T. Boyd Company, Mining and Geological Engineers, authorizing the use of coal reserve estimates in Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1994, is filed herewith

       (23C)  Consent of Price Waterhouse LLP - included as part of ITEM 14
______________________________________________________________________________