Form 10-Q
period 1995-03-31
CONSOLIDATED NATURAL GAS CO
filed 1995-05-12
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                         MARCH 31, 1995




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at April 28,
1995:   93,110,452

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 1995


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Quarters Ended March 31, 1995 and 1994...............      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at March 31, 1995 (Unaudited), and December 31, 1994.........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Quarters Ended March 31, 1995 and 1994...............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      6


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     13

ITEM 2.   CHANGES IN SECURITIES..................................     13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     13

ITEM 5.   OTHER INFORMATION......................................     13

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     13


SIGNATURES.......................................................     15

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                    Three Months to March 31
                                                         1995         1994*
____________________________________________________________________________
OPERATING REVENUES
Regulated gas sales............................      $  706,326   $  818,051
Nonregulated gas sales.........................         292,901      214,461
                                                     __________   __________
    Total gas sales............................         999,227    1,032,512
Gas transportation and storage.................         129,755      115,691
Other..........................................          62,655       65,393
                                                     __________   __________
    Total operating revenues (Note 3)..........       1,191,637    1,213,596
                                                     __________   __________

OPERATING EXPENSES
Purchased gas..................................         637,225      638,714
Transport capacity and other
  purchased products...........................          42,371       33,135
Operation expense..............................         158,491      171,723
Maintenance....................................          20,490       19,577
Depreciation and amortization..................          65,903       78,402
Impairment of gas and oil producing
  properties (Note 4)..........................         226,209           -
Taxes, other than income taxes.................          56,866       54,606
                                                     __________   __________
    Subtotal...................................       1,207,555      996,157
                                                     __________   __________
    Operating income before income taxes.......         (15,918)     217,439
Income taxes...................................         (17,771)      66,587
                                                     __________   __________
    Operating income...........................           1,853      150,852
                                                     __________   __________

OTHER INCOME
Interest revenues..............................           1,322        1,255
Other-net......................................           1,368          889
                                                     __________   __________
    Total other income.........................           2,690        2,144
                                                     __________   __________
    Income before interest charges.............           4,543      152,996
                                                     __________   __________

INTEREST CHARGES
Interest on long-term debt.....................          21,997       22,161
Other interest expense.........................           5,443        2,405
Allowance for funds used during construction...          (1,501)      (2,488)
                                                     __________   __________
    Total interest charges.....................          25,939       22,078
                                                     __________   __________

NET INCOME (LOSS)..............................      $  (21,396)  $  130,918
                                                     ==========   ==========

  Earnings (loss) per share of common stock,
    based on average shares outstanding........           $(.23)       $1.41
  Average common shares outstanding (thousands)          93,045       92,941
  Dividends declared per common share..........           $.485        $.485

____________________________________________________________________________
*Certain amounts reclassified for comparative purposes.
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At March   At December
                                                       31, 1995    31, 1994
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,563,690  $ 4,546,753
Accumulated depreciation and amortization......       (1,716,151)  (1,686,788)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,847,539    2,859,965
                                                     ___________  ___________
Exploration and production properties..........        3,161,488    3,130,203
Accumulated depreciation and amortization......       (2,214,847)  (1,963,522)
                                                     ___________  ___________
     Net exploration and production properties.          946,641    1,166,681
                                                     ___________  ___________
     Net property, plant and equipment.........        3,794,180    4,026,646
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............          145,796       31,923
Accounts receivable, less allowance for
  doubtful accounts............................          648,710      546,291
Gas stored - current portion (LIFO method).....           23,631      190,196
Materials and supplies (average cost method)...           35,081       35,072
Unrecovered gas costs..........................              981       13,135
Deferred income taxes - current................           65,089       60,103
Prepayments and other current assets...........          183,438      188,019
                                                     ___________  ___________
     Total current assets......................        1,102,726    1,064,739
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............           37,884       40,955
Other investments..............................           63,604       54,682
Deferred charges and other assets (Note 3).....          322,205      331,651
                                                     ___________  ___________
     Total regulatory and other assets.........          423,693      427,288
                                                     ___________  ___________
     Total assets..............................      $ 5,320,599  $ 5,518,673
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 5 and 6)
  Common stock, par $2.75
    (Issued:  1995 - 93,076,551 shares;
    1994 - 93,027,847 shares)..................      $   255,960  $   255,827
  Capital in excess of par value...............          460,263      458,628
  Retained earnings............................        1,403,346    1,469,879
                                                     ___________  ___________
     Total common stockholders' equity.........        2,119,569    2,184,334
Long-term debt.................................        1,148,250    1,151,973
                                                     ___________  ___________
     Total capitalization......................        3,267,819    3,336,307
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            4,000        4,000
Commercial paper...............................          283,000      440,000
Accounts payable...............................          324,109      357,611
Estimated rate contingencies and
  refunds (Note 3).............................          105,123       83,404
Amounts payable to customers...................           96,468       96,140
Taxes accrued..................................          146,793       94,413
Temporary replacement reserve - gas
  inventory (LIFO).............................           53,069           -
Other current liabilities......................          150,108      135,180
                                                     ___________  ___________
     Total current liabilities.................        1,162,670    1,210,748
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          673,470      758,633
Accumulated deferred investment tax credits....           32,682       33,229
Deferred credits and other liabilities.........          183,958      179,756
                                                     ___________  ___________
     Total deferred credits....................          890,110      971,618
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,320,599  $ 5,518,673
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                          1995        1994
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................       $ (21,396)  $ 130,918
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Depreciation and amortization................          65,903      78,402
    Impairment of gas and oil producing
      properties.................................         226,209          -
    Deferred income taxes-net....................         (91,512)     (8,128)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................        (102,399)    (58,110)
      Inventories................................         166,556     123,239
      Unrecovered gas costs......................          12,154      (7,918)
      Accounts payable...........................         (22,215)    (66,010)
      Estimated rate contingencies and refunds...          21,719     (20,629)
      Amounts payable to customers...............             328      15,255
      Taxes accrued..............................          52,380      43,377
      Temporary replacement reserve - gas
        inventory (LIFO).........................          53,069     104,792
      Other-net..................................          18,043      28,976
    Changes in other assets and
      other liabilities..........................          27,261      14,294
    Other-net....................................             114          99
                                                        _________   _________
        Net cash provided by operating activities         406,214     378,557
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..         (80,471)    (61,051)
Proceeds from dispositions of property, plant
  and equipment-net..............................             117        (269)
Cost of other investments-net....................          (8,603)       (880)
                                                        _________   _________
        Net cash used in investing activities....         (88,957)    (62,200)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           1,516         156
Unsecured loan repayment.........................          (4,000)         -
Commercial paper repayments-net..................        (155,775)   (233,136)
Dividends paid...................................         (45,114)    (45,074)
Other-net........................................             (11)         (2)
                                                        _________   _________
        Net cash used in financing activities....        (203,384)   (278,056)
                                                        _________   _________
        Net increase in cash and temporary
          cash investments.......................         113,873      38,301

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          31,923      27,122
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31..       $ 145,796   $  65,423
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  14,145   $  10,779
  Income taxes (net of refunds)..................       $  (3,347)  $  10,908
Non-cash financing activities
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      -    $   2,005

_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at
December 31, 1994, which is derived from the Consolidated Balance Sheet at that date which was included in the Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1994 (1994 Form 10-K), the consolidated financial statements appearing on pages 1 through 3 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

(2) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $52,210,000 and $75,677,000 at December 31, 1994, and March 31, 1995, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $31,194,000 and $29,446,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation (CNG Transmission, a subsidiary), for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The estimated liability for such costs was $69,451,000 and $66,336,000 at December 31, 1994, and March 31, 1995,
respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $40 million.

    Based on regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

(4) As described in the 1994 Form 10-K, Consolidated follows the full cost method of accounting for its gas and oil producing activities prescribed by the SEC. Under this method, all costs directly associated with property acquisition, exploration and development activities are capitalized, with the limitation that such amounts, net of related deferred taxes, not exceed the present value of the estimated future net revenues expected from the production of the related proved gas and oil reserves. The estimate of future revenues is determined under guidelines established by the SEC and is not necessarily indicative of the future economic value of the Company's proved reserves. However, if net capitalized costs exceed the estimated value at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

    Due primarily to the decline in wellhead gas prices since December 31, 1994, the Company was required to recognize an impairment of its gas and oil producing properties at March 31, 1995. The charge amounted to $226,209,000 and reduced 1995 first quarter net income by $145,000,000, or $1.56 per share. The charge had no effect on the Company's cash flow.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(5) A summary of the changes in common stock, capital in excess of par value, and treasury stock subsequent to December 31, 1994, follows:
_____________________________________________________________________________
                                Common Stock
                                    Issued        Capital in  Treasury Stock
                              ___________________            ________________
                                 Number     Value  Excess of    Number
                              of Shares    at Par  Par Value of Shares  Cost
_____________________________________________________________________________
                                                (In Thousands)
At December 31, 1994.........    93,028  $255,827   $458,628       -   $  -
Common stock issued
  System Thrift Plans........        43       118      1,453       -      -
  Stock awards...............         5        13        165       -      -
  Stock options..............         1         2         28       -      -
Purchase of treasury stock...        -         -          -       (15)  (552)
Sale of treasury stock.......        -         -         (11)      15    552
                                 ______  ________   ________     ____  _____
At March 31, 1995............    93,077  $255,960   $460,263       -   $  -
                                 ======  ========   ========     ====  =====
_____________________________________________________________________________

(6) The indenture between the Company and Chemical Bank, as Trustee, relating to certain of the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $600,510,000 of consolidated retained earnings was free from such restrictions at March 31, 1995.

(7) Subsequent to the end of the first quarter, the Company sold $150,000,000 of 7 3/8% Debentures due April 1, 2005. Payment for the Debentures took place on April 19, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first quarter of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $406.2 million and $378.6 million for the three months ended March 31, 1995 and 1994, respectively. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current year quarter, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1994.

Due to the significant amount of revenues generated during the first quarter, the consolidated balance sheet at the end of March customarily shows an increase in cash and temporary cash investments and an increase in accounts receivable over balances at the end of the previous year. In addition, the inventory of stored gas is reduced during the first quarter of the year due to the increased demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. This liability is reduced as the inventory is replenished later in the year, and by year-end the liability is eliminated.

As discussed in Note 7 to the consolidated financial statements, subsequent to the end of the first quarter the Company sold $150 million of debentures under a currently effective shelf registration with the SEC. The proceeds from this transaction will be used to finance, in part, 1995 capital expenditures and/or reduce short-term debt.

As a result of the Company's first quarter 1995 charge to recognize an impairment of its gas and oil producing properties (see Note 4 to the consolidated financial statements, page 4), Consolidated's ability to issue funded debt will be restricted for a period of time (see "Restrictions Under Certain Debt Agreements," page 4, of the 1994 Form 10-K). However, the Company has adequate alternative financing resources available to meet expected operating and capital requirements.

During the remainder of 1995, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. The Company currently has back-up lines of credit totaling $475 million available to support commercial paper borrowings. An additional $125 million of back-up lines may be obtained, if necessary.

In connection with this discussion of financial condition, reference is also made to Notes 3, 5 and 6 to the consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

    System Results

The Company reported a net loss for the first three months of 1995 of $21,396,000, or 23 cents a share, compared with net income of $130,918,000, or $1.41 per share, in the first three months of 1994. The 1995 results include the effect of a non-cash charge to write down the cost of gas and oil producing properties, amounting to $145,000,000 after taxes, or $1.56 per share. Excluding the impact of this charge, net income for the first three months of 1995 would have been $123,604,000, or $1.33 per share. Low wellhead prices for natural gas, warmer than normal weather and lower gas and oil production in 1995 more than offset the favorable effects of higher rates in place for most of the Company's gas distribution customers, reduced operating costs, and higher oil wellhead prices.

The impairment charge to write down the cost of the Company's gas and oil producing properties was due primarily to the decline in gas wellhead prices, reflecting ample supplies nationwide and high storage inventory levels attributable to the mild winter weather during late 1994 and the first quarter of 1995. Consistent with the continued low prices nationwide for natural gas, the Company's average gas wellhead price was $1.82 a thousand cubic feet (Mcf) in the first quarter of 1995, down significantly from $2.51 in 1994.

Weather in Consolidated's retail service territories in the 1995 first quarter was 13.3 percent warmer than 1994, and 7.4 percent warmer than normal. The warmer weather resulted in lower space heating sales by the distribution subsidiaries and reduced transportation volumes by the Company's transmission operations. However, higher rates in effect for most of the Company's gas distribution customers helped to partially offset the effects of the warmer weather. First quarter 1995 results reflect general rate increases that went into effect in the latter half of 1994 at The East Ohio Gas Company (East Ohio
Gas), The Peoples Natural Gas Company (Peoples Natural Gas), and Virginia Natural Gas, Inc. (Virginia Natural Gas). The rate increase at Virginia Natural Gas is being collected subject to refund.

     Operating Revenues

Regulated gas sales revenues in the first three months of 1995 declined $111.8 million from the comparable 1994 period, with sales volumes declining 17.6 billion cubic feet (Bcf) from the prior year to 127.7 Bcf. Nonregulated gas sales revenues increased $78.5 million, with sales volumes increasing 89.3 Bcf to 172.0 Bcf. Regulated gas sales revenues and volumes declined for each of the Company's major customer groups -- residential, commercial and industrial -- in the 1995 quarter reflecting, for the most part, weather that was warmer than the prior year. The increase in nonregulated gas sales revenues was attributable to the growth of the energy marketing services component. The increased volumes sold more than offset the decline in wellhead and brokered gas prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas transportation and storage revenues were $129.8 million in the 1995 first quarter, up $14.1 million over the comparable 1994 period. The increase was due principally to higher gas transportation revenues, which increased $13.4 million in part due to increased transportation volumes and higher rates in effect at the distribution subsidiaries.

Other operating revenues declined $2.8 million to $62.6 million in the 1995 first quarter. Oil and condensate revenues increased $4.2 million due primarily to higher prices. Revenues from oil brokering were up $2.6 million, while revenues from the sale of oil and condensate production increased $1.6 million. Revenues from the sale of products extracted from natural gas declined $3.1 million in the first quarter of 1995, due largely to lower sales volumes for ethane and propane. Other revenues decreased $3.9 million in 1995 compared to the prior year quarter due in part to reduced revenues from royalties and other miscellaneous revenue categories.

     Operating Expenses

Operating expenses, excluding income taxes, increased $211.3 million in the first three months of 1995 to $1.21 billion. Excluding the impact of the impairment of gas and oil producing properties of $226.2 million, first quarter 1995 operating expenses declined $14.9 million compared with the prior year. Total purchased gas expense was relatively unchanged, down $1.5 million to $637.2 million. Increased volume requirements resulting from the growth of energy marketing services were offset by lower average purchase prices. Transport capacity and other purchased products expense increased $9.3 million, to $42.4 million, due largely to increased purchases of transport capacity by the energy marketing services component. Combined operation and maintenance expense in the first quarter of 1995 decreased $12.3 million due primarily to lower payroll costs, including the payment of incentive bonuses which did not recur in 1995. Lower royalties paid as a result of lower gas wellhead prices, and lower production-related costs, also contributed to the decrease in operation expense. The decline in depreciation charges in the first quarter of 1995 was due primarily to lower gas production volumes. Taxes, other than income taxes, were up $2.1 million in the 1995 quarter due largely to higher revenue-based taxes and increased property taxes.

Income taxes declined $84.3 million in the first quarter of 1995 reflecting a pretax loss of $39.2 million in the 1995 quarter, compared to pretax earnings of $197.4 million a year ago.

     Other Income and Interest Charges

Total other income was up $.6 million in the first three months of 1995. Interest revenues were relatively unchanged compared with the prior year. "Other-net" was up $.5 million in the 1995 quarter due largely to increased net equity in earnings of investees. Total interest charges of $26.0 million in the first quarter of 1995 were up $3.9 million compared to the 1994 quarter primarily due to an increased level of commercial paper borrowings.

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
_____________________________________________________________________________
                                                           Three Months to
                                                                March 31
                                                          __________________
                                                            1995       1994
_____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution................................              $  152.9   $  145.0
Transmission................................                  54.2       52.5
Exploration and production..................                (227.4)      18.0
Energy marketing services*..................                   2.5         -
Other.......................................                    .8        3.7
Corporate and eliminations..................                   1.1       (1.8)
                                                          ________   ________
  Total.....................................              $  (15.9)  $  217.4
                                                          ========   ========

OPERATING REVENUES (In Millions)
Distribution................................              $  749.2   $  854.2
Transmission................................                 140.5      137.9
Exploration and production..................                  83.6      149.0
Energy marketing services*..................                 323.4         -
Other.......................................                   4.4      153.9
Corporate and eliminations..................                (109.5)     (81.4)
                                                          ________   ________
  Total.....................................              $1,191.6   $1,213.6
                                                          ========   ========

GAS SALES (In Bcf)
Distribution................................                 127.7      145.3
Exploration and production..................                  30.3       48.2
Energy marketing services*..................                 171.9         -
Other.......................................                    -        50.6
Eliminations................................                 (30.2)     (16.1)
                                                          ________   ________
  Total sales...............................                 299.7      228.0
                                                          ========   ========

GAS TRANSPORTATION (In Bcf)
Distribution................................                  48.0       46.1
Transmission................................                 254.9      277.3
Exploration and production..................                    .4         .2
Energy marketing services*..................                   1.3         -
Other.......................................                    -          .6
Eliminations................................                 (63.0)     (80.0)
                                                          ________   ________
  Total transportation......................                 241.6      244.2
                                                          ========   ========
_____________________________________________________________________________
*Includes CNG Energy Services Corporation, CNG Power Company and CNG Power
 Services Corporation.  These subsidiaries were included in "Other" in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Distribution

Operating income before income taxes of the gas distribution operations was $152.9 million in the first three months of 1995, up $7.9 million, or 5 percent, from $145.0 million in the first quarter of 1994. Distribution throughput in the 1995 quarter was 175.7 Bcf, an 8 percent decrease from 191.4 Bcf in 1994. The impact on first quarter 1995 results of general rate increases put into effect in the latter part of 1994 at East Ohio Gas, Peoples Natural Gas, and Virginia Natural Gas offset the effects of reduced throughput resulting from warmer weather in the 1995 period.

Residential gas sales volumes declined 12.0 Bcf in the first three months of 1995 to 92.9 Bcf. Sales to commercial customers decreased 3.9 Bcf to 31.9 Bcf while volumes transported for these customers rose 1.1 Bcf to 10.5 Bcf. Total deliveries to industrial customers declined .1 Bcf from the prior year to 38.8 Bcf. Industrial transport volumes were up 1.5 Bcf to 36.0 Bcf, while sales declined 1.6 Bcf to 2.8 Bcf. Off-system transport volumes declined .7 Bcf in the quarter.

    Transmission

Operating income before income taxes of the gas transmission operations in the first quarter of 1995 was $54.2 million, up $1.7 million from $52.5 million in 1994. Gas throughput, consisting entirely of transportation volumes, was 254.9 Bcf in the 1995 first quarter, down from 277.3 Bcf in 1994. Increased gas transportation and storage revenues and decreased operation expense contributed to the improved operating results in 1995. In addition, a general rate increase which became effective July 1, 1994, subject to refund, added to first quarter results.

    Exploration and Production

Consolidated's exploration and production operations reported an operating loss before income taxes of $227.4 million in the first three months of 1995, compared with operating income before income taxes of $18.0 million in 1994. The loss in 1995 reflects the non-cash charge of $226.2 million for the impairment of gas and oil producing properties resulting primarily from low gas wellhead prices (see Note 4 to the consolidated financial statements, page 4). In addition, considering the current operating environment for this business component, future exploration plans and related budgets have been, and continue to be, reevaluated. Excluding the effect of the impairment charge, the exploration and production operations experienced an operating loss of $1.2 million in 1995. The impact of low gas wellhead prices and lower gas and oil production more than offset the favorable impact of higher oil wellhead prices, increased revenues from oil brokering, and reduced production-related expenses.

Reflecting the continued decline in gas prices nationwide, Consolidated's average gas wellhead price in the first quarter of 1995 was $1.82 per Mcf, down 27 percent from $2.51 in the 1994 first quarter. Gas production in the first three months of 1995 was 24.3 Bcf, down 30 percent from 34.7 Bcf in 1994. A combination of voluntary production shut-ins due to low prices and normal declines at certain properties caused the decrease in production.
Consolidated's average oil wellhead price rose to $16.14 a barrel in the 1995 quarter from $12.08 a year ago. Oil production in the first quarter of 1995 was 735,200 barrels, down from 923,200 barrels in 1994. This decrease is attributable primarily to normal oil production declines at older properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Energy Marketing Services

Energy marketing services reported operating income before income taxes of $2.5 million for the 1995 first quarter. This component is comprised primarily of CNG Energy Services Corporation, a wholly-owned subsidiary that provides large customers with natural gas, electricity and related services. The component also encompasses the Company's ownership interests in seven independent power plants. Total throughput for this component was 173.2 Bcf in the first quarter. Energy marketing services also made its first wholesale sale of electric power in the 1995 period.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended March 31, 1995 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,014,069
Operating expenses.....................................              2,904,021
    Operating income before income taxes...............                110,048
Income taxes...........................................                 (1,931)
Other income...........................................                 10,240
Interest charges.......................................                 91,362
    Net income.........................................             $   30,857*
    Earnings per share of common stock.................                   $.33*
    Average common shares outstanding (thousands)......                 93,025
Times fixed charges earned.............................                   1.26
______________________________________________________________________________
*Includes the effect of the impairment of gas and oil producing properties in the first quarter of 1995 amounting to $145,000,000 after taxes, or $1.56 per share.

OTHER INFORMATION

    Work Force Reduction Program

In March 1995, Consolidated's Board of Directors approved a work force reduction program as part of the Company's efforts to permanently reduce costs in response to competitive conditions. The work force reduction program consists of a voluntary early retirement program, with eligibility based upon the employee's age and years of service as of December 31, 1995, and an involuntary separation program. The early retirement incentives include five additional years of age and pension service for determining pension benefits. The early retirement program is being offered at six of the Company's subsidiaries from April 1 through May 31, 1995, with eligible employees retiring before December 31, 1995. The involuntary separation program will involve severance benefit payments to affected employees. The Company is expected to permanently eliminate approximately 470 positions as a result of this program. Management is currently considering a work force reduction program at a seventh subsidiary.

The charges to earnings resulting from the approved work force reduction program are expected to be material to the Company's 1995 results of operations and will be recognized in the second quarter of 1995. However, the savings attributable to reduced salary and benefit costs will positively impact the last six months of 1995 and future periods. Also, the recovery of the costs of the program at the rate-regulated subsidiaries may be sought, if appropriate, in future rate-making proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

    Environmental Matter

The Company has determined through its environmental monitoring practices that one of its subsidiaries, East Ohio Gas, may not have been in full compliance with the Resource Conservation and Recovery Act (RCRA) and the Toxic Substances Control Act (TSCA) which govern the handling, storage and disposal of pipeline drip fluids that are contaminated with hazardous substances such as polychlorinated biphenyls (PCBs). East Ohio Gas has taken appropriate action to bring its operations into compliance with the TSCA and RCRA regulations and is voluntarily reporting its non-compliance to the appropriate state and federal environmental agencies. Although East Ohio Gas is subject to civil penalties as a result of this non-compliance, the Company is unable to estimate the amount of any fines at this time. Based upon its investigation, the Company does not expect that these fines and any related remediation costs will have a material effect on the Company's financial position, results of operations or cash flows.

    Other Matter

As described in the 1994 Form 10-K (see "The Company and its Subsidiaries," page 3), the Company has various options under review with respect to the coal reserves and a related plant site owned by CNG Coal Company, a subsidiary. Management is considering a possible disposition of the assets of CNG Coal Company which could result in additional charges to earnings during 1995.

    State Regulatory Matters

On January 4, 1995, Hope Gas filed with the Public Service Commission of West Virginia for an $11.8 million annual revenue increase. The rate increase request is intended primarily to recover higher costs associated with the addition, repair, and replacement of pipelines serving customers. If approved, the new rates would become effective November 1, 1995.

On February 1, 1995, Peoples Natural Gas filed with the Pennsylvania Public Utility Commission a general rate case seeking $32.8 million in additional annual revenues. The rate increase request is intended to cover higher operating expenses and plant investment. If approved, the new rates would become effective no later than November 2, 1995.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1994 Annual Report and its Annual Report to the SEC on Form 10-K for the year ended December 31, 1994.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the first quarter of 1995, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1994 Form 10-K as then pending.

Reference is made to "Environmental Matter" and "State Regulatory Matters," page 12, for a description of an environmental matter and certain regulatory proceedings, respectively.

ITEM 2.   CHANGES IN SECURITIES
(a)  None.

(b)  Limitations on the payment of dividends by the Company are set forth in
Note 6 to the consolidated financial statements, page 5, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.   OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1995.

On April 10, 1995, the Company filed a Current Report on Form 8-K with the SEC to disclose the following matters:
(a) Impairment of gas and oil producing properties (See Note 4 to the consolidated financial statements, page 4);
(b) Work force reduction program (See "Work Force Reduction Program," page 11); and
(c) Environmental matter (See "Environmental Matter," page 12).
Financial statements were not required with this filing.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (4) Indenture between Consolidated Natural Gas Company and United States Trust Company of New York, as Trustee, dated as of April 1, 1995, relative to $150,000,000 principal amount of 7 3/8% Debentures Due April 1, 2005, previously filed as Exhibit (1) to Form 8-A filed April 21, 1995, under File No. 1-3196, is hereby incorporated by reference

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1995 and 1994

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1995
______________________________________________________________________________

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     L. D. JOHNSON
                                       _______________________________________
                                            L. D. Johnson, Vice Chairman
                                             and Chief Financial Officer



                                                    S. R. MCGREEVY
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

May 12, 1995

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (4) Indenture between Consolidated Natural Gas Company and United States Trust Company of New York, as Trustee, dated as of April 1, 1995, relative to $150,000,000 principal amount of 7 3/8% Debentures Due April 1, 2005, previously filed as Exhibit (1) to Form 8-A filed April 21, 1995, under File No. 1-3196, is hereby incorporated by reference

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1995 and 1994, are filed herewith

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1995, is filed herewith
______________________________________________________________________________