Form 10-Q
period 1995-06-30
CONSOLIDATED NATURAL GAS CO
filed 1995-08-11
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTER ENDED

                        JUNE 30, 1995




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at July 31, 1995: 93,272,221

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 1995



                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1995 and 1994....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1995 (Unaudited), and December 31, 1994..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1995 and 1994..............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      7


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     14

ITEM 2.   CHANGES IN SECURITIES..................................     14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     14

ITEM 5.   OTHER INFORMATION......................................     14

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     15


SIGNATURES.......................................................     16

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

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $52,210,000 and $91,253,000 at December 31, 1994, and June 30, 1995, including interest.
These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $31,194,000 and $25,677,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation (CNG Transmission, a subsidiary), for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The estimated liability for such costs was $69,451,000 and $56,837,000 at December 31, 1994, and June 30, 1995, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $40 million.

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

    Due primarily to the decline in wellhead gas prices, the Company was required to recognize an impairment of its gas and oil producing properties at March 31, 1995. The charge amounted to $226,209,000 and reduced 1995 first quarter net income by $145,000,000, or $1.56 per share. The charge had no effect on the Company's cash flow.

(5) As described in the 1994 Form 10-K, the Company has been considering a variety of cost cutting and restructuring measures to permanently reduce costs in light of current competitive conditions. In this regard, the Company recognized charges in the 1995 second quarter in connection with a previously announced workforce reduction program and for the write-down of the carrying value of its coal properties.

    Workforce Reduction Program

    As previously reported, the workforce reduction program approved in March 1995 by the Company's Board of Directors included a voluntary early retirement program and an involuntary separation program. The early retirement program was offered at six of the Company's subsidiaries from April 1 through May 31, 1995, with eligible employees retiring before December 31, 1995. A total of 479 eligible employees elected to accept the early retirement offer. Thus far in 1995, an additional 103 employees have been separated from the Company in conjunction with the workforce reduction program. It is anticipated that additional employees may be separated later in 1995. In connection with the program, Consolidated recorded charges to earnings in the second quarter amounting to $36,412,000 for retirement incentives and severance costs. Such charges reduced 1995 second quarter net income by $23,668,000, or 25 cents a share. In addition, certain of the Company's regulated subsidiaries have deferred $3,402,000 of workforce reduction program costs pending recovery in future rate-making proceedings. Savings attributable to reduced salary and benefit costs will be realized in the last six months of 1995 and in future periods.

    Adoption of the early retirement program is still subject to union approval at two subsidiaries. If adopted, the program may result in additional charges later in 1995 which are not expected to be significant.

    In June 1995, the Board of Directors approved a separate workforce reduction program at a seventh subsidiary. This program includes voluntary early retirement incentives similar to those offered at the other six subsidiaries and is being offered from July 1 through August 31, 1995, with eligible employees retiring before December 31, 1995. A major portion of the costs of the workforce reduction program at this subsidiary is expected to be deferred pending recovery in future rates.

    Write-down of Coal Properties

    In connection with a review of non-strategic assets, the Company initiated an evaluation of the possible disposition of the coal reserves and related properties owned by CNG Coal Company (CNG Coal, a subsidiary). The Company had acquired these reserves in the late 1960s and 1970s to meet expected long-term gas supply needs through coal gasification. However, due to gas industry deregulation, excess gas supplies nationwide, and both low demand and prices for coal, the Company concluded that it is not economically feasible to develop such reserves, nor are these assets currently aligned with the Company's longer term strategy.

    An appraisal of the properties was completed during the second quarter of 1995 by an independent geological firm and indicated that a write-down was warranted. Accordingly, at June 30, 1995, the cost of these properties was written down resulting in a charge amounting to $31,266,000. This charge reduced 1995 second quarter net income by $20,323,000, or 22 cents per share, but had no effect on the Company's cash flow.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(6) A summary of the changes in common stock, capital in excess of par value, and treasury stock subsequent to December 31, 1994, follows:
_____________________________________________________________________________
                                Common Stock
                                    Issued        Capital in  Treasury Stock
                              ___________________            ________________
                                 Number     Value  Excess of    Number
                              of Shares    at Par  Par Value of Shares  Cost
_____________________________________________________________________________
                                                (In Thousands)
At December 31, 1994.........    93,028  $255,827   $458,628       -   $  -
Common stock issued
  System Thrift Plans........       181       498      6,468       -      -
  Dividend Reinvestment Plan.        37       101      1,335       -      -
  Stock awards-net...........        15        41        497       -      -
  Stock options..............        10        28        320       -      -
Purchase of treasury stock...        -         -          -       (16)  (572)
Sale of treasury stock.......        -         -         (11)      16    572
                                 ______  ________   ________     ____  _____
At June 30, 1995.............    93,271  $256,495   $467,237       -   $  -
                                 ======  ========   ========     ====  =====
_____________________________________________________________________________

(7) The indenture between the Company and Chemical Bank, as Trustee, relating to certain of the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $521,739,000 of consolidated retained earnings was free from such restrictions at June 30, 1995.

(8) During April 1995, the Company sold $150,000,000 of 7 3/8% Debentures Due April 1, 2005. Net proceeds from the sale were received on April 19, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first six months of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $558.7 million and $559.1 million for the six months ended June 30, 1995 and 1994, respectively. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current six-month period, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1994.

Due to the significant amount of revenues generated during the first six months of a year, the consolidated balance sheet at the end of June customarily shows an increase in cash and temporary cash investments over the balance at the end of the previous year. The June 30, 1995 balance of cash and temporary cash investments was also impacted by the Company's issuance of $150 million of debentures in April 1995 (see Note 8 to the consolidated financial statements, page 6). After the winter heating season and by June 30, accounts receivable have declined, as is customary, from the high levels at the end of the previous year and March of the current year. In addition, the inventory of stored gas was reduced during the first six months of 1995 due to the increased demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost is charged to the income statement and recorded as a current liability. This liability is reduced as the inventory is replenished later in the year, and by year-end the liability is eliminated.

As a result of the charges in 1995 for workforce reduction costs and write-downs of gas and oil producing properties and coal properties, Consolidated's ability to issue funded debt will be restricted for a period of time (see "Restrictions Under Certain Debt Agreements," page 4, of the 1994 Form 10-K). However, the Company has adequate alternative financing resources available to meet expected operating and capital requirements.

The proceeds from the April debenture sale will be used to finance, in part, 1995 capital expenditures and/or reduce short-term debt. During the remainder of 1995, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. The Company currently has back-up lines of credit totaling $475 million available to support commercial paper borrowings. An additional $125 million of back-up lines may be obtained, if necessary.

In connection with this discussion of financial condition, reference is also made to Notes 3 through 7 to the consolidated financial statements.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

    System Results

The Company reported a net loss for the first six months of 1995 of $54,908,000, or 59 cents a share, compared with net income of $133,987,000, or $1.44 per share, in the first six months of 1994. Earnings for 1995, however, include the effects of three special items. During the first quarter, Consolidated recorded a non-cash charge to write down the cost of gas and oil producing properties, amounting to $145,000,000 after taxes, or $1.56 per share. During the second quarter of 1995, the Company recorded a charge amounting to $23,668,000 after taxes, or 25 cents a share, for costs related to the implementation of a workforce reduction program. Also in the second quarter, Consolidated recognized a non-cash charge of $20,323,000 after taxes, or 22 cents a share, in connection with a write-down of coal properties. Excluding these special items, net income for the first six months of 1995 would have been $134,083,000, or $1.44 per share. Reference is made to Notes 4 and 5 to the consolidated financial statements, pages 4 and 5, for details of the special charges recognized in 1995.

For the second quarter of 1995, Consolidated reported a net loss of $33,512,000, or 36 cents a share, compared with net income of $3,069,000, or 3 cents a share, in the prior year period. Excluding the impact of the two special charges recognized in the second quarter, net income for the three months would have been $10,479,000, or 11 cents a share, in 1995.

Excluding the special charges from the 1995 results, the favorable effects of higher rates in place for most of the Company's gas distribution customers, cost control, and higher oil wellhead prices more than offset the impact of continued low wellhead prices for natural gas, warmer than normal weather and lower gas and oil production for both the second quarter and six months of 1995.

Weather in Consolidated's retail service territories through the first half of 1995 was 11.8 percent warmer than 1994 and 6.9 percent warmer than normal. In the second quarter of 1995, weather was 4.9 percent warmer than both the year-ago period and normal.

    Operating Revenues

Regulated gas sales in the first six months of 1995 declined $126.1 million from the comparable 1994 period, with sales volumes declining 18.2 billion cubic feet (Bcf) from the prior year to 168.7 Bcf. Nonregulated gas sales revenues increased $171.4 million in the first six months of 1995, with sales volumes increasing 161.7 Bcf over the 1994 period, to 322.3 Bcf. Regulated gas sales revenues and volumes declined for each of the Company's major customer groups -- residential, commercial, and industrial -- in the first six months of 1995 reflecting, for the most part, weather that was warmer than the prior year. The increase in nonregulated gas sales revenues and volumes was attributable to the growth of the energy marketing services component. The increased volumes sold more than offset the effect of the decline in wellhead and brokered gas prices. In the 1995 second quarter, regulated gas sales revenues declined $14.3 million to $247.0 million due to lower gas sales rates as sales volumes were flat.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second quarter 1995 nonregulated gas sales revenues rose
$92.9 million, to $266.5 million, with sales volumes increasing 72.4 Bcf to
150.3 Bcf.

Gas transportation and storage revenues were $227.3 million in the first half of 1995, up $23.3 million over 1994. The increase was due principally to higher gas transportation revenues, which increased $21.8 million. Gas transportation and storage revenues increased in the second quarter of 1995 by $9.3 million compared with the prior year quarter, as gas transportation revenues increased $8.5 million. The higher gas transportation revenues in both 1995 periods were due to increased transportation volumes and higher rates.


Other operating revenues declined $7.6 million to $116.6 million in the first six months of 1995. Oil and condensate revenues increased $4.1 million due primarily to higher prices. Revenues from oil brokering were up $2.1 million, while revenues from the sale of oil and condensate production increased $2.0 million. Revenues from the sale of products extracted from natural gas declined $3.7 million in the first half of 1995, due largely to the absence of ethane sales volumes in the current year. Other revenues decreased $8.0 million in the first six months of 1995 due in part to reduced revenues from royalties and other miscellaneous revenue categories. In the second quarter, total other operating revenues declined $4.9 million from 1994 due primarily to reduced revenues from royalties and other miscellaneous revenue categories.

    Operating Expenses

Total operating expenses, excluding income taxes, increased $313.5 million in the first half of 1995 and $102.2 million in the second quarter. Excluding the impact of the 1995 first quarter impairment of gas and oil producing properties and the second quarter charge in connection with the workforce reduction program, operating expenses for the first six months of 1995 were up $50.9 million. Excluding the latter charge, operating expenses were up $65.8 million in the second quarter. Total purchased gas expense was up $79.2 million in the first half and $80.7 million in the second quarter of 1995 due primarily to increased volume requirements associated with nonregulated gas sales. Transport capacity and other purchased products expense was higher in both 1995 periods, increasing $10.0 million in the first half and $.7 million in the second quarter, due largely to increased purchases of transport capacity by the energy services subsidiary. Excluding the effect of the charge related to the workforce reduction program, combined operation and maintenance expense declined $17.6 million in the first six months and $5.3 million in the second quarter of 1995 due in large part to lower payroll costs. The absence of incentive bonuses in 1995 as compared to 1994 was a major factor for the reduced payroll costs. Lower royalties paid as a result of lower gas wellhead prices also contributed to the decreases in operation expense. Depreciation and amortization expense declined $23.0 million and $10.5 million in the first six months and second quarter of 1995, respectively, due primarily to lower gas production volumes and lower investment due to the first quarter write-down of gas and oil producing properties. Taxes, other than income taxes, were up $2.3 million in the first half of 1995 due largely to higher revenue-based taxes and increased property taxes.

    Interest Income and Interest Charges

Interest revenues increased $3.3 million in the first six months of 1995 and $3.2 million in the second quarter due primarily to the higher level of temporary cash investments in 1995.

Total interest charges were up $9.4 million in the first half of 1995 and $5.5 million in the 1995 second quarter due largely to higher interest rates incurred on an increased level of commercial paper borrowings, and interest expense related to the $150 million of debentures issued in April 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
____________________________________________________________________________
                                          Six Months to      Three Months to
                                              June 30            June 30
                                        __________________  ________________
                                          1995      1994      1995     1994
____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution . . . . . . . . . . . . .  $  135.0  $  134.5  $ (17.9) $ (10.5)
Transmission . . . . . . . . . . . . .      78.0      75.0     23.8     22.5
Exploration and production . . . . . .    (231.7)     28.1     (4.3)    10.1
Energy marketing services* . . . . . .       4.4        -       1.9       -
Other. . . . . . . . . . . . . . . . .       1.5       4.1       .7       .4
Corporate and eliminations . . . . . .       (.1)     (2.1)    (1.2)     (.3)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $  (12.9) $  239.6  $   3.0  $  22.2
                                        ========  ========  =======   ======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,025.0  $1,142.9  $ 275.8  $ 288.7
Transmission . . . . . . . . . . . . .     241.8     235.8    101.3     97.9
Exploration and production . . . . . .     170.8     281.0     87.2    132.0
Energy marketing services* . . . . . .     605.8        -     282.4       -
Other. . . . . . . . . . . . . . . . .       8.8     268.3      4.4    114.4
Corporate and eliminations . . . . . .    (195.6)   (132.4)   (86.1)   (51.0)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $1,856.6  $1,795.6  $ 665.0  $ 582.0
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     168.7     186.9     41.0     41.6
Exploration and production . . . . . .      62.3      94.7     32.0     46.5
Energy marketing services* . . . . . .     323.4        -     151.5       -
Other. . . . . . . . . . . . . . . . .        -       95.0       -      44.4
Eliminations . . . . . . . . . . . . .     (63.4)    (29.1)   (33.2)   (13.0)
                                        ________  ________  _______  _______
  Total sales. . . . . . . . . . . . .     491.0     347.5    191.3    119.5
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .      85.0      79.4     37.0     33.3
Transmission . . . . . . . . . . . . .     403.3     419.7    148.4    142.4
Exploration and production . . . . . .        .9        .4       .5       .2
Energy marketing services* . . . . . .       2.7        -       1.4       -
Other. . . . . . . . . . . . . . . . .        -        3.5       -       2.9
Eliminations . . . . . . . . . . . . .     (86.8)   (113.8)   (23.8)   (33.8)
                                        ________  ________  _______  _______
  Total transportation . . . . . . . .     405.1     389.2    163.5    145.0
                                        ========  ========  =======  =======
_____________________________________________________________________________
*Includes CNG Energy Services Corporation (CNG Energy Services), CNG Power
 Company, CNG Power Services Corporation, and CNG Storage Service Company (CNG Storage). These subsidiaries, except CNG Storage, were included in "Other" in 1994. CNG Storage was included in the "Transmission" component in 1994 and in the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Distribution

Operating income before income taxes of the gas distribution operations was $135.0 million in the first six months of 1995, up slightly from $134.5 million in the first half of 1994. First half results for 1995 include a $17.7 million charge recognized during the second quarter in connection with the workforce reduction program. Excluding this special item, operating income before taxes for the first six months of 1995 was $152.7 million. General rate increases put into effect in the latter part of 1994 at The East Ohio Gas Company, The Peoples Natural Gas Company (Peoples Natural Gas), and Virginia Natural Gas, Inc. offset the effects of reduced throughput. Total distribution throughput was 253.7 Bcf, down 5 percent compared with 266.3 Bcf in the first half of 1994. Warmer weather in 1995 was the primary reason for the lower throughput volumes. Residential gas sales decreased 11.9 Bcf in the first half of 1995 to 123.1 Bcf. Commercial sales decreased 4.2 Bcf to 41.4 Bcf while volumes transported for these customers were up 2.6 Bcf. Deliveries to industrial customers were higher in the 1995 period, increasing 2.8 Bcf to
71.1 Bcf. Although industrial sales were down 2.1 Bcf to 4.0 Bcf, transportation volumes rose 4.9 Bcf to 67.1 Bcf.

In the second quarter of 1995, the distribution operations experienced an operating loss before income taxes of $17.9 million, compared with an operating loss of $10.5 million in the 1994 second quarter. Excluding the charge for the workforce reduction program, the 1995 second quarter operating loss before income taxes was $.2 million. Results for the 1995 period reflect the higher rates noted above. Residential gas sales of 30.2 Bcf were flat compared with the prior year, while commercial sales were down .3 Bcf to 9.5 Bcf. Gas transported for commercial customers in the 1995 quarter was 5.9 Bcf, up 1.5 Bcf from 1994. Deliveries to industrial customers increased 2.9 Bcf to
32.3 Bcf, as increased transportation volumes offset a decline in sales.

    Transmission

Operating income before income taxes of the gas transmission operations in the first six months of 1995 was $78.0 million, up 4 percent from $75.0 million in 1994. For the second quarter, operating income before income taxes was $23.8 million, an increase of 6 percent from $22.5 million in 1994. Excluding the impact of the 1995 second quarter charge of $6.1 million related to the workforce reduction program, first half and second quarter operating income before income taxes would have been $84.1 million and $29.9 million, respectively. Results for both 1995 periods reflect higher transportation and storage revenues, which more than offset declines in by-products and other operating revenues. In addition, a general rate increase which became effective July 1, 1994, subject to refund, contributed favorably to 1995 results in both periods.

Gas throughput for the transmission operations, consisting entirely of transportation volumes, was 403.3 Bcf in the first six months of 1995, down from 419.7 Bcf in the first half of 1994. Gas throughput was 148.4 Bcf in the second quarter of 1995, up 6.0 Bcf from 1994.

    Exploration and Production

The exploration and production operations reported an operating loss before income taxes of $231.7 million in the first six months of 1995, compared with operating income before income taxes of $28.1 million in 1994. In the second quarter, the operating loss before income taxes was $4.3 million, compared to operating income before income taxes of $10.1 million in 1994. The loss for the first six months of 1995 reflects the non-cash charge of $226.2 million in the 1995 first quarter for the impairment of gas and oil properties resulting primarily from low gas wellhead prices. In addition, the 1995 first half and second quarter results include a $9.2 million charge recognized in connection with the workforce reduction program. Excluding the effects of these special items, the exploration and production operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

experienced operating income of $3.7 million and $4.9 million in the first half and second quarter of 1995, respectively. The impact of continued low gas wellhead prices and lower gas and oil production more than offset the favorable impact of higher oil wellhead prices and reduced production-related expenses in 1995.

Consolidated's average gas wellhead price in the first six months of 1995 was $1.82 a thousand cubic feet (Mcf), compared with $2.35 in 1994. In the second quarter, the average gas price was $1.81 per Mcf, down from $2.17 in the second quarter of 1994. Gas production in the first half of 1995 was 50.9 Bcf, down 23 percent from 66.5 Bcf in 1994. Second quarter gas production was
26.6 Bcf, down 16 percent from 31.8 Bcf in the 1994 quarter. A combination of voluntary production shut-ins due to low prices and normal declines at certain properties caused the decrease in production. Consolidated's average oil prices were higher in both 1995 periods, reflecting a strengthening of world oil prices. Wellhead prices averaged $16.59 a barrel in the six months compared with $13.54 in 1994, while prices for the quarter averaged $17.05 a barrel, up from $15.09 a year ago. Oil production was 1.6 million barrels in the first half of 1995, down from 1.8 million barrels in 1994. For the second quarter, oil production was 822,000 barrels, compared with 882,000 barrels in the 1994 quarter. The lower oil production in both 1995 periods was primarily attributable to normal production declines at older properties.

    Energy Marketing Services

Energy marketing services reported operating income before income taxes of $4.4 million and $1.9 million in the first six months and second quarter of 1995, respectively. This component is comprised primarily of CNG Energy Services, a marketing subsidiary that provides large customers with natural gas, electricity and related services throughout North America. Total throughput for this component was 326.1 Bcf for the first half of 1995 and
152.9 Bcf for the second quarter.

This component also encompasses the Company's ownership interests in seven independent power plants and reported equity income of $1.2 million and $.9 million in the first six months and second quarter of 1995, respectively. These amounts are not included in operating income before income taxes.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended June 30, 1995 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,097,033
Operating expenses.....................................              3,006,127
    Operating income before income taxes...............                 90,906
Income taxes...........................................                (17,653)
Other income (deductions)..............................                (17,360)
Interest charges.......................................                 96,923
    Net loss...........................................             $   (5,724)*
    Loss per share of common stock.....................                  $(.06)*
    Average common shares outstanding (thousands)......                 93,067
Times fixed charges earned.............................                    .79**
______________________________________________________________________________
 *Includes an impairment of gas and oil producing properties in the 1995 first quarter amounting to $145,000,000 after taxes, or $1.56 per share; charges related to a workforce reduction program in the 1995 second quarter amounting to $23,668,000 after taxes, or 25 cents a share; and a write-down of coal properties in the 1995 second quarter amounting to $20,323,000 after taxes, or 22 cents a share.
**To achieve a one-to-one coverage, an additional $24.2 million of pretax earnings would be needed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

OTHER INFORMATION

    Federal and State Regulatory Matters

As previously reported, on December 30, 1993, CNG Transmission filed a general rate filing with the FERC. The increase went into effect July 1, 1994, subject to refund. On June 28, 1995, CNG Transmission filed a settlement agreement with FERC resolving the issues in this case. FERC approval of the settlement is expected in the fourth quarter of 1995.

Peoples Natural Gas filed a settlement agreement with the Pennsylvania Public Utility Commission (PA PUC) in June 1995 in connection with its February 1, 1995 general rate filing. The settlement was approved by the PA PUC on August 3, 1995, with the rate increase effective August 4, 1995. The approved settlement includes an $8.0 million annual revenue increase.

In July 1995, Hope Gas, Inc. filed a settlement agreement with the Public Service Commission of West Virginia (PSC) covering its January 4, 1995 general rate filing. The settlement, if approved by the PSC, would provide an annual revenue increase effective November 1, 1995. The proposal also includes provisions designed to reduce the gas cost portion of rates over the three-year settlement period.

    Energy Alliance Partnership

As previously reported, in November 1994 CNG Energy Services formed a marketing alliance with two Canadian firms, Hydro-Quebec and Noverco. In June 1995, the companies signed an agreement to create a partnership to conduct alliance business. The new partnership will conduct business under the name of Energy Alliance Partnership. The agreement is subject to SEC and other regulatory approvals.

    Gathering Pipeline System

In the second quarter, CNG Energy Services and Centana Energy Corporation (Centana) announced plans to build a gas and oil gathering pipeline system to serve two production areas in the Gulf of Mexico - Main Pass and Viosca Knoll. The system will have the capacity to carry 300 million cubic feet per day of natural gas, 5,000 barrels per day of condensate and 25,000 barrels per day of crude oil. Construction on the project is scheduled to begin this year and be completed in 1996. Centana will operate the natural gas and condensate lines and CNG Energy Services will operate the oil pipeline. The two companies will form a partnership for the project, with the Company's participation subject to approval by the SEC. The estimated cost of the project is $60 million, with CNG Energy Services' share amounting to approximately $30 million.

    Exploration and Production

CNG Producing Company, acting alone or with partners, was the high bidder on eight of the tracts offered at the federal government's May 10, 1995 Gulf of Mexico lease sale. The Company's bid totaled $3.2 million for 100 percent working interests in five tracts and 50 percent, 40 percent, and 37.5 percent interests in the remaining three tracts. Seven bids have been accepted by the government and one is pending acceptance.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1994 Annual Report and its Annual Report to the SEC on Form 10-K for the year ended December 31, 1994, and its quarterly report to the SEC on Form 10-Q for the quarter ended March 31, 1995.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the second quarter of 1995, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1994 Form 10-K or in any earlier Form 10-Q for 1995 as then pending.

Reference is made to "Federal and State Regulatory Matters," page 13, for a description of certain regulatory proceedings.

ITEM 2.   CHANGES IN SECURITIES
(a) None.

(b) Limitations on the payment of dividends by the Company are set forth in
Note 7 to the consolidated financial statements, page 6, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's Annual Meeting of Shareholders was held on May 16, 1995. Common shareholders voted on the election of four Directors for a three-year term expiring May 1998, the ratification of the appointment of independent accountants for the year 1995, and a shareholder proposal regarding non-employee director retirement benefits. The voting results on these matters were as follows:

1.  Election of Directors

                                Votes         Votes        Broker
    Nominees                     For         Withheld     Non-Votes
    ________                  __________    __________     ________

J. W. Connolly                73,132,975     1,917,229        0
George A. Davidson, Jr.       72,646,052     2,404,152        0
Lester D. Johnson             73,158,941     1,891,263        0
Richard P. Simmons            73,186,002     1,864,202        0

Directors whose term of office continued after the meeting:
Term expiring May 1996:  Paul E. Lego, Margaret A. McKenna, and
                         Walter R. Peirson
Term expiring May 1997:  William S. Barrack, Jr., Ray J. Groves,
                         Steven A. Minter and Lois Wyse

2.  Appointment of
    Price Waterhouse LLP as     Votes         Votes                   Broker
    Independent Accountants      For         Against  Abstentions   Non-Votes
                              __________     _______  ___________  _________

                              73,421,879   1,110,505     517,820        0

3.  Shareholder proposal regarding
    Non-Employee Director       Votes         Votes                   Broker
    Retirement Benefits          For         Against  Abstentions   Non-Votes
                              __________     _______  ___________   _________

                              19,183,016  45,491,260   2,708,989    7,666,939

ITEM 5.   OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

Reports on Form 8-K

As previously reported, on April 10, 1995, the Company filed a Current Report on Form 8-K with the SEC to disclose the following matters:
(a) Impairment of gas and oil producing properties;
(b) Workforce reduction program; and
(c) Environmental matter.

On June 20, 1995, the Company filed a Current Report on Form 8-K with the SEC regarding the workforce reduction program (See Note 5 to the consolidated financial statements, page 5).

Financial statements were not required with either of these filings.


Exhibits

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended June 30, 1995 and 1994

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1995
______________________________________________________________________________

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

August 10, 1995

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended June 30, 1995 and 1994, are filed herewith

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1995, is filed herewith
______________________________________________________________________________