Form 10-Q/A
period 1995-06-30
CONSOLIDATED NATURAL GAS CO
filed 1995-08-21
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q/A
                         AMENDMENT NO. 1

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



                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1995 and 1994....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1995 (Unaudited), and December 31, 1994..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1995 and 1994..............      3

SIGNATURES.......................................................      4

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

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
June 30

________________________    ____________________
                                                               1995
1994*        1995        1994*
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales  . . . . . . . . . . . . . . . .        $  953,308
$1,079,364    $246,982    $261,313
Nonregulated gas sales . . . . . . . . . . . . . . .           559,377
388,063     266,476     173,602
                                                            __________
__________    ________    ________
    Total gas sales  . . . . . . . . . . . . . . . .         1,512,685
1,467,427     513,458     434,915
Gas transportation and storage . . . . . . . . . . .           227,307
203,955      97,552      88,264
Other  . . . . . . . . . . . . . . . . . . . . . . .           116,617
124,222      53,962      58,829
                                                            __________
__________    ________    ________
    Total operating revenues (Note 3). . . . . . . .         1,856,609
1,795,604     664,972     582,008
                                                            __________
__________    ________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .           962,638
883,360     325,413     244,646
Transport capacity and other purchased products  . .            72,791
62,784      30,420      29,649
Operation expense (Note 5) . . . . . . . . . . . . .           333,601
315,188     175,110     143,465
Maintenance. . . . . . . . . . . . . . . . . . . . .            41,529
41,166      21,039      21,589
Depreciation and amortization. . . . . . . . . . . .           129,439
152,484      63,536      74,082
Impairment of gas and oil producing
  properties (Note 4)  . . . . . . . . . . . . . . .           226,209
-           -           -
Taxes, other than income taxes . . . . . . . . . . .           103,321
101,042      46,455      46,436
                                                            __________
__________    ________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         1,869,528
1,556,024     661,973     559,867
                                                            __________
__________    ________    ________
    Operating income before income taxes . . . . . .           (12,919)
239,580       2,999      22,141
Income taxes . . . . . . . . . . . . . . . . . . . .           (33,073)
67,007     (15,302)        420
                                                            __________
__________    ________    ________
    Operating income . . . . . . . . . . . . . . . .            20,154
172,573      18,301      21,721
                                                            __________
__________    ________    ________

OTHER INCOME (DEDUCTIONS)
Interest revenues. . . . . . . . . . . . . . . . . .             5,583
2,327       4,261       1,072
Write-down of coal properties (Note 5) . . . . . . .           (31,266)
-      (31,266)         -
Other-net  . . . . . . . . . . . . . . . . . . . . .             2,915
1,959       1,547       1,070
                                                            __________
__________    ________    ________
    Total other income (deductions). . . . . . . . .           (22,768)
4,286     (25,458)      2,142
                                                            __________
__________    ________    ________
    Income before interest charges . . . . . . . . .            (2,614)
176,859      (7,157)     23,863
                                                            __________
__________    ________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            46,233
44,597      24,236      22,436
Other interest expense . . . . . . . . . . . . . . .             8,586
2,830       3,143         425
Allowance for funds used during construction . . . .            (2,525)
(4,555)     (1,024)     (2,067)
                                                            __________
__________    ________    ________
    Total interest charges . . . . . . . . . . . . .            52,294
42,872      26,355      20,794
                                                            __________
__________    ________    ________

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . .        $  (54,908)   $
133,987    $(33,512)   $  3,069
                                                            ==========
==========    ========    ========
  Earnings (loss) per share of common stock,
    based on average shares outstanding  . . . . . .             $(.59)
$1.44       $(.36)      $ .03
  Average common shares outstanding
    (thousands). . . . . . . . . . . . . . . . . . .            93,113
92,977      93,180      93,014
  Dividends declared per common share. . . . . . . .             $ .97         $
 .97       $.485       $.485

_____________________________________________________________________________________
_______________________

*Certain amounts reclassified for comparative purposes.
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At June    At December
                                                       30, 1995    31, 1994
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,613,207  $ 4,546,753
Accumulated depreciation and amortization......       (1,750,150)  (1,686,788)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,863,057    2,859,965
                                                     ___________  ___________
Exploration and production properties..........        3,216,600    3,130,203
Accumulated depreciation and amortization......       (2,247,702)  (1,963,522)
                                                     ___________  ___________
     Net exploration and production properties.          968,898    1,166,681
                                                     ___________  ___________
     Net property, plant and equipment.........        3,831,955    4,026,646
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............          159,094       31,923
Accounts receivable, less allowance for
  doubtful accounts............................          412,664      546,291
Gas stored - current portion (LIFO method).....           71,242      190,196
Materials and supplies (average cost method)...           36,744       35,072
Unrecovered gas costs..........................               -        13,135
Deferred income taxes - current................           83,824       60,103
Prepayments and other current assets...........          152,587      188,019
                                                     ___________  ___________
     Total current assets......................          916,155    1,064,739
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............           34,814       40,955
Other investments..............................           62,310       54,682
Deferred charges and other assets (Note 3).....          322,299      331,651
                                                     ___________  ___________
     Total regulatory and other assets.........          419,423      427,288
                                                     ___________  ___________
     Total assets..............................      $ 5,167,533  $ 5,518,673
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1995 - 93,270,609 shares;
    1994 - 93,027,847 shares)..................      $   256,495  $   255,827
  Capital in excess of par value...............          467,237      458,628
  Retained earnings............................        1,324,595    1,469,879
                                                     ___________  ___________
     Total common stockholders' equity.........        2,048,327    2,184,334
Long-term debt (Note 8)........................        1,297,453    1,151,973
                                                     ___________  ___________
     Total capitalization......................        3,345,780    3,336,307
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            4,000        4,000
Commercial paper...............................          145,000      440,000
Accounts payable...............................          289,432      357,611
Estimated rate contingencies and
  refunds (Note 3).............................          116,930       83,404
Amounts payable to customers...................          113,231       96,140
Taxes accrued..................................           76,745       94,413
Temporary replacement reserve - gas
  inventory (LIFO).............................            9,860           -
Other current liabilities......................          135,358      135,180
                                                     ___________  ___________
     Total current liabilities.................          890,556    1,210,748
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          669,475      758,633
Accumulated deferred investment tax credits....           32,127       33,229
Deferred credits and other liabilities.........          229,595      179,756
                                                     ___________  ___________
     Total deferred credits....................          931,197      971,618
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,167,533  $ 5,518,673
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                        Six Months to June 30
                                                        _____________________
                                                          1995         1994
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................       $ (54,908)  $ 133,987
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Depreciation and amortization................         129,439     152,484
    Impairment of gas and oil producing
      properties.................................         226,209          -
    Write-down of coal properties................          31,266          -
    Deferred income taxes-net....................        (116,402)    (36,044)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         131,863     236,445
      Inventories................................         117,282      63,288
      Unrecovered gas costs......................          13,135          (2)
      Accounts payable...........................         (56,125)    (99,490)
      Estimated rate contingencies and refunds...          33,526         893
      Amounts payable to customers...............          17,091      54,594
      Taxes accrued..............................         (17,668)      3,615
      Temporary replacement reserve - gas
        inventory (LIFO).........................           9,860       2,708
      Other-net..................................          36,260       5,695
    Changes in other assets and
      other liabilities..........................          56,644      40,855
    Other-net....................................           1,200         111
                                                        _________   _________
        Net cash provided by operating activities         558,672     559,139
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (203,425)   (147,601)
Proceeds from dispositions of property, plant
  and equipment-net..............................           6,284         839
Cost of other investments-net....................          (4,047)       (763)
                                                        _________   _________
        Net cash used in investing activities....        (201,188)   (147,525)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           8,750         156
Issuance of debentures...........................         148,899          -
Unsecured loan repayment.........................          (4,000)         -
Commercial paper repayments-net..................        (293,693)   (313,097)
Dividends paid...................................         (90,258)    (90,185)
Other-net........................................             (11)         (1)
                                                        _________   _________
        Net cash used in financing activities....        (230,313)   (403,127)
                                                        _________   _________
        Net increase in cash and temporary
          cash investments.......................         127,171       8,487

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          31,923      27,122
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30...       $ 159,094   $  35,609
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  50,026   $  44,376
  Income taxes (net of refunds)..................       $  57,219   $  85,031
Non-cash financing activities
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      -    $   3,795

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

August 18, 1995