Form 10-Q
period 1995-09-30
CONSOLIDATED NATURAL GAS CO
filed 1995-11-13
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q


                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTER ENDED

                      SEPTEMBER 30, 1995




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at October 31, 1995: 93,374,775

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 1995


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page

ITEM 1.     FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1995 and 1994. .    1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at September 30, 1995 (Unaudited), and December 31, 1994 . . . . .    2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Nine Months Ended September 30, 1995 and 1994. . . . . . .    3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .    4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .    7


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   15

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . .   15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .   15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   15

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .   15

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

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
September 30

________________________    ____________________
                                                               1995
1994*        1995        1994*
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales  . . . . . . . . . . . . . . . .        $1,087,117
$1,226,950    $133,809    $147,586
Nonregulated gas sales . . . . . . . . . . . . . . .           780,940
552,923     221,563     164,860
                                                            __________
__________    ________    ________
    Total gas sales  . . . . . . . . . . . . . . . .         1,868,057
1,779,873     355,372     312,446
Gas transportation and storage . . . . . . . . . . .           325,364
294,953      98,057      90,998
Other  . . . . . . . . . . . . . . . . . . . . . . .           178,330
172,607      61,713      48,385
                                                            __________
__________    ________    ________
    Total operating revenues (Note 3). . . . . . . .         2,371,751
2,247,433     515,142     451,829
                                                            __________
__________    ________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .         1,182,205
1,075,457     219,567     192,097
Transport capacity and other purchased products  . .           111,953
76,749      39,162      13,965
Operation expense (Note 5) . . . . . . . . . . . . .           465,450
449,529     131,849     134,341
Maintenance. . . . . . . . . . . . . . . . . . . . .            61,934
63,724      20,405      22,558
Depreciation and amortization. . . . . . . . . . . .           188,975
214,664      59,536      62,180
Impairment of gas and oil producing
  properties (Note 4)  . . . . . . . . . . . . . . .           226,209
-           -           -
Taxes, other than income taxes . . . . . . . . . . .           145,988
145,720      42,667      44,678
                                                            __________
__________    ________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         2,382,714
2,025,843     513,186     469,819
                                                            __________
__________    ________    ________
    Operating income before income taxes . . . . . .           (10,963)
221,590       1,956     (17,990)
Income taxes . . . . . . . . . . . . . . . . . . . .           (41,648)
55,065      (8,575)    (11,942)
                                                            __________
__________    ________    ________
    Operating income . . . . . . . . . . . . . . . .            30,685
166,525      10,531      (6,048)
                                                            __________
__________    ________    ________

OTHER INCOME (DEDUCTIONS)
Interest revenues. . . . . . . . . . . . . . . . . .             7,577
3,184       1,994         857
Write-down of coal properties (Note 5) . . . . . . .           (31,266)
-           -           -
Other-net  . . . . . . . . . . . . . . . . . . . . .             4,761
3,076       1,846       1,117
                                                            __________
__________    ________    ________
    Total other income (deductions). . . . . . . . .           (18,928)
6,260       3,840       1,974
                                                            __________
__________    ________    ________
    Income before interest charges . . . . . . . . .            11,757
172,785      14,371      (4,074)
                                                            __________
__________    ________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            71,030
66,692      24,797      22,095
Other interest expense . . . . . . . . . . . . . . .            10,993
3,391       2,407         561
Allowance for funds used during construction . . . .            (4,143)
(6,728)     (1,618)     (2,173)
                                                            __________
__________    ________    ________
    Total interest charges . . . . . . . . . . . . .            77,880
63,355      25,586      20,483
                                                            __________
__________    ________    ________

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . .        $  (66,123)   $
109,430    $(11,215)   $(24,557)
                                                            ==========
==========    ========    ========
  Earnings (loss) per share of common stock,
    based on average shares outstanding  . . . . . .            $ (.71)       $
1.18      $ (.12)     $ (.26)
  Average common shares outstanding
    (thousands). . . . . . . . . . . . . . . . . . .            93,180
92,991      93,312      93,017
  Dividends declared per common share. . . . . . . .            $1.455
$1.455      $ .485      $ .485

_____________________________________________________________________________________
_______________________

*Certain amounts reclassified for comparative purposes.
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                    At September  At December
                                                      30, 1995      31, 1994
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant......................    $ 4,690,094  $ 4,546,753
Accumulated depreciation and amortization........     (1,773,805)  (1,686,788)
                                                     ___________  ___________
     Net gas utility and other plant.............      2,916,289    2,859,965
                                                     ___________  ___________
Exploration and production properties............      3,207,038    3,130,203
Accumulated depreciation and amortization........     (2,228,714)  (1,963,522)
                                                     ___________  ___________
     Net exploration and production properties...        978,324    1,166,681
                                                     ___________  ___________
     Net property, plant and equipment...........      3,894,613    4,026,646
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments..............         26,444       31,923
Accounts receivable, less allowance for
  doubtful accounts..............................        360,284      546,291
Gas stored - current portion (LIFO method).......        185,625      190,196
Materials and supplies (average cost method).....         38,309       35,072
Unrecovered gas costs............................             -        13,135
Deferred income taxes - current..................         81,552       60,103
Prepayments and other current assets.............        159,170      188,019
                                                     ___________  ___________
     Total current assets........................        851,384    1,064,739
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities.................         31,743       40,955
Other investments................................         64,352       54,682
Deferred charges and other assets (Notes 3 and 5)        342,796      331,651
                                                     ___________  ___________
     Total regulatory and other assets...........        438,891      427,288
                                                     ___________  ___________
     Total assets................................    $ 5,184,888  $ 5,518,673
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1995 - 93,366,470 shares;
    1994 - 93,027,847 shares)....................    $   256,758  $   255,827
  Capital in excess of par value.................        470,822      458,628
  Retained earnings..............................      1,268,096    1,469,879
                                                     ___________  ___________
     Total common stockholders' equity...........      1,995,676    2,184,334
Long-term debt (Note 8)..........................      1,297,756    1,151,973
                                                     ___________  ___________
     Total capitalization........................      3,293,432    3,336,307
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt.............          4,000        4,000
Commercial paper.................................        139,000      440,000
Accounts payable.................................        323,806      357,611
Estimated rate contingencies and
  refunds (Note 3)...............................        130,720       83,404
Amounts payable to customers.....................        103,761       96,140
Taxes accrued....................................         84,060       94,413
Other current liabilities........................        150,865      135,180
                                                     ___________  ___________
     Total current liabilities...................        936,212    1,210,748
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes............................        669,221      758,633
Accumulated deferred investment tax credits......         31,585       33,229
Deferred credits and other liabilities...........        254,438      179,756
                                                     ___________  ___________
     Total deferred credits......................        955,244      971,618
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities..    $ 5,184,888  $ 5,518,673
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                  Nine Months to September 30
                                                        _____________________
                                                          1995         1994
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...................................    $ (66,123)  $ 109,430
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Depreciation and amortization...................      188,975     214,664
    Impairment of gas and oil producing
      properties....................................      226,209          -
    Write-down of coal properties...................       31,266          -
    Deferred income taxes-net.......................     (114,367)    (60,633)
    Changes in current assets and
      current liabilities
      Accounts receivable-net.......................      177,394     325,252
      Inventories...................................        1,334     (67,778)
      Unrecovered gas costs.........................       13,135       8,400
      Accounts payable..............................      (29,081)    (88,962)
      Estimated rate contingencies and refunds......       47,316      23,385
      Amounts payable to customers..................        7,621      62,284
      Taxes accrued.................................      (10,353)    (28,703)
      Other-net.....................................       45,663      32,926
    Changes in other assets and
      other liabilities.............................       55,095      49,376
    Other-net.......................................        2,276         115
                                                        _________   _________
        Net cash provided by operating activities...      576,360     579,756
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions.....     (311,042)   (270,053)
Proceeds from dispositions of property, plant
  and equipment-net.................................       12,489         683
Cost of other investments-net.......................       (4,761)     (2,296)
                                                        _________   _________
        Net cash used in investing activities.......     (303,314)   (271,666)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock............................       11,887         240
Issuance of debentures..............................      148,899          -
Unsecured loan repayment............................       (4,000)         -
Commercial paper repayments-net.....................     (299,805)   (176,872)
Dividends paid......................................     (135,496)   (135,298)
Other-net...........................................          (10)         (1)
                                                        _________   _________
        Net cash used in financing activities.......     (278,525)   (311,931)
                                                        _________   _________
        Net decrease in cash and temporary
          cash investments..........................       (5,479)     (3,841)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1....       31,923      27,122
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.    $  26,444   $  23,281
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized).............    $  60,320   $  53,984
  Income taxes (net of refunds).....................    $  58,501   $ 117,914
Non-cash financing activities
  Conversion of 7 1/4% Convertible
    Subordinated Debentures.........................    $      -    $   3,795

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

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $52,210,000 and $106,991,000 at December 31, 1994, and September 30, 1995, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $31,194,000 and $23,729,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation (CNG Transmission, a subsidiary), for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The estimated liability for such costs was $69,451,000 and $44,365,000 at December 31, 1994, and September 30, 1995, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $35 million.

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

(5) As described in the 1994 Form 10-K, the Company has been considering a variety of cost cutting and restructuring measures to permanently reduce costs in light of current competitive conditions. In this regard, the Company recognized charges in the 1995 second and third quarters in connection with previously announced workforce reductions and in the 1995 second quarter for the write-down of the carrying value of its coal properties.

    Workforce Reductions

    As previously reported, the workforce reduction program approved in March 1995 by the Company's Board of Directors included a voluntary early retirement program and an involuntary separation program. The early retirement program was offered at six of the Company's subsidiaries from April 1 through May 31, 1995, with eligible employees retiring before December 31, 1995. In June 1995, the Board of Directors approved a separate workforce reduction program at a seventh subsidiary that included voluntary early retirement incentives similar to those offered at the other six subsidiaries. The early retirement program was offered at the seventh subsidiary from July 1 through August 31, 1995. Eligible employees under this program will also retire before December 31, 1995.

    A total of 571 eligible employees elected to accept the early retirement offer. Thus far in 1995, an additional 217 employees have been separated from the Company in conjunction with the workforce reduction programs. In connection with the workforce reductions, Consolidated recorded charges to earnings in the second and third quarters amounting to $36,412,000 and $3,457,000, respectively, for retirement incentives and severance costs. Such charges reduced 1995 second and third quarter net income by $23,668,000, or 25 cents a share, and $2,343,000, or 2 cents a share, respectively. In addition, certain of the Company's regulated subsidiaries have deferred $10,004,000 of workforce reduction costs pending recovery in future rate-making proceedings. Savings attributable to reduced salary and benefit costs will be realized in the remainder of 1995 and in future periods.

    Adoption of an early retirement program is still subject to union approval at two subsidiaries. If adopted, the program may result in additional charges; however, these charges are not expected to be significant.

    Write-down of Coal Properties

    In connection with a review of non-strategic assets, the Company initiated an evaluation of the possible disposition of the coal reserves and related properties owned by CNG Coal Company, a subsidiary. The Company had acquired these reserves in the late 1960s and 1970s to meet expected long-term gas supply needs through coal gasification. However, due to gas industry deregulation, excess gas supplies nationwide, and both low demand and prices for coal, the Company concluded that it is not economically feasible to develop such reserves, nor are these assets currently aligned with the Company's longer term strategy.

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

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(6) A summary of the changes in common stock, capital in excess of par value, and treasury stock subsequent to December 31, 1994, follows:
_____________________________________________________________________________
                                Common Stock
                                    Issued        Capital in  Treasury Stock
                              ___________________            ________________
                                 Number     Value  Excess of    Number
                              of Shares    at Par  Par Value of Shares  Cost
_____________________________________________________________________________
                                                (In Thousands)
At December 31, 1994.........    93,028  $255,827   $458,628       -   $  -
Common stock issued
  System Thrift Plans........       213       585      7,586       -      -
  Dividend Reinvestment Plan.        72       200      2,581       -      -
  Stock awards-net...........        27        74      1,134       -      -
  Stock options..............        26        72        903       -      -
Purchase of treasury stock...        -         -          -       (16)  (589)
Sale of treasury stock.......        -         -         (10)      16    589
                                 ______  ________   ________     ____  _____
At September 30, 1995........    93,366  $256,758   $470,822       -   $  -
                                 ======  ========   ========     ====  =====
_____________________________________________________________________________

(7) The indenture between the Company and Chemical Bank, as Trustee, relating to certain of the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $465,223,000 of consolidated retained earnings was free from such restrictions at September 30, 1995.

(8) During April 1995, the Company sold $150,000,000 of 7 3/8% Debentures Due April 1, 2005. Net proceeds from the sale were received on April 19, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of low seasonal demand for gas during the summer months, sales and transportation revenues are lower during this period compared to the first and second quarters, and third quarter results generally range from a loss to a small profit. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $576.3 million and $579.8 million for the nine months ended September 30, 1995 and 1994, respectively. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current nine-month period, available cash was used to repay a substantial portion of the commercial paper borrowings outstanding at the end of 1994.

Due to the seasonality of the regulated subsidiaries' heating business, the balance sheet at the end of September customarily shows a significant decrease in accounts receivable from the balance at the end of the previous year.
Also, by September 30, gas inventories which had been withdrawn during the early part of the year have been substantially replenished for the forthcoming heating season.

As a result of the charges in 1995 for workforce reduction costs and write-downs of gas and oil producing properties and coal properties, Consolidated's ability to issue funded debt will be restricted for a period of time (see "Restrictions Under Certain Debt Agreements," page 4, of the 1994 Form 10-K). However, the Company has adequate alternative funding resources available to meet expected operating and capital requirements.

The proceeds from the Company's issuance of $150 million of debentures in April 1995 have been used to finance, in part, 1995 capital expenditures and to reduce short-term debt. During the remainder of 1995, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. The Company currently has back-up lines of credit totaling $475 million available to support commercial paper borrowings. An additional $125 million of back-up lines may be obtained, if necessary.

In connection with this discussion of financial condition, reference is made to Notes 3 through 8 to the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     System Results

The Company reported a net loss for the first nine months of 1995 of $66,123,000, or 71 cents a share, compared with net income of $109,430,000, or $1.18 a share, in the first nine months of 1994. Earnings for 1995, however, include the effects of three special items. During the first quarter, Consolidated recorded a non-cash charge to write down the cost of gas and oil producing properties, amounting to $145,000,000 after taxes, or $1.56 per share. During the second and third quarters of 1995, the Company recorded charges totaling $26,011,000 after taxes, or 27 cents a share, for costs related to the implementation of workforce reduction programs. In addition, during the second quarter Consolidated recognized a non-cash charge of $20,323,000 after taxes, or 22 cents a share, in connection with a write-down of coal properties. Excluding these special items, net income for the first nine months of 1995 would have been $125,211,000, or $1.34 per share. Reference is made to Notes 4 and 5 to the consolidated financial statements, pages 4 and 5, for details of the special charges recognized in 1995.

For the 1995 third quarter, Consolidated reported a net loss of $11,215,000, or 12 cents a share, compared with a net loss of $24,557,000, or 26 cents a share, in the prior year period. Excluding workforce reduction charges of $2,343,000 after taxes, or 2 cents a share, recognized during the 1995 third quarter, the net loss for the three months would have been $8,872,000, or 10 cents a share. Consolidated's utility operations normally experience a loss in the third quarter because of low seasonal demand for gas in the summer months.

Excluding the special charges from the 1995 results, the favorable effects of new rates in place for most of the Company's gas distribution customers, cost control, and higher oil wellhead prices more than offset the impact of continued low wellhead prices for natural gas, warmer than normal weather, and lower gas and oil production during the first nine months of 1995. Weather in Consolidated's retail service territories through the first nine months of 1995 was 11.3 percent warmer than in 1994 and 6.6 percent warmer than normal. In the third quarter, cost savings from the workforce reductions and higher gas and oil production contributed positively to the Company's 1995 results.

    Operating Revenues

Regulated gas sales revenues in the first nine months of 1995 declined $139.9 million from the comparable 1994 period, with sales volumes decreasing 19.3 billion cubic feet (Bcf), to 187.8 Bcf. Nonregulated gas sales revenues increased $228.1 million in the first nine months of 1995, with sales volumes increasing 211.3 Bcf over the 1994 period, to 453.6 Bcf. Regulated gas sales revenues and volumes declined for each of the major customer groups -- residential, commercial, and industrial -- in the first nine months of 1995 reflecting, for the most part, weather that was warmer than the prior year. The increase in nonregulated gas sales revenues and volumes was attributable to the growth of the Company's energy marketing services component. The increased volumes sold more than offset the effect of the decline in wellhead and brokered gas prices. In the 1995 third quarter, regulated gas sales revenues declined $13.8 million due in part to lower commercial and industrial sales volumes. Third quarter 1995 nonregulated gas sales revenues rose $56.7 million, to $221.6 million, with sales volumes increasing 49.6 Bcf, to 131.3 Bcf.

Gas transportation and storage revenues were $325.4 million in the first nine months of 1995, up $30.4 million over 1994. The increase was due principally to higher transportation revenues, which increased $24.2 million due to both increased volumes and rates. Gas transportation and storage revenues

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increased in the third quarter of 1995 by $7.1 million compared with the prior year quarter, as storage revenues increased $4.7 million due largely to an increase in storage services provided by certain of the Company's distribution subsidiaries.

Other operating revenues increased $5.8 million, to $178.3 million, in the first nine months of 1995. The increase reflects electricity sales of $15.1 million in 1995 by the energy marketing services component. In addition, revenues from oil brokering were up $6.0 million, while revenues from the sale of oil and condensate production increased $3.0 million. Revenues from the sale of products extracted from natural gas declined $5.0 million in the first nine months of 1995, due largely to the discontinuance of ethane sales in 1995. Other revenues decreased $13.3 million in the first nine months of 1995 due in part to reduced revenues from royalties and other miscellaneous revenue categories. In the 1995 third quarter, total other operating revenues increased $13.4 million due primarily to electricity sales of $13.1 million.

    Operating Expenses

Total operating expenses, excluding income taxes, increased $357.0 million in the first nine months of 1995 and $43.5 million in the third quarter. Excluding the impact of the impairment of gas and oil producing properties and the workforce reduction charges, operating expenses for the first nine months of 1995 were up $90.9 million. Excluding the effect of the third quarter workforce reduction charge, operating expenses for the 1995 third quarter increased $40.0 million. Total purchased gas expense was up $106.7 million in the first nine months and $27.5 million in the third quarter of 1995 due primarily to increased volume requirements associated with nonregulated gas sales. Transport capacity and other purchased products expense increased $35.3 million in the first nine months of 1995 and $25.3 million in the 1995 third quarter due chiefly to electricity purchased for resale and increased purchases of transport capacity by the energy marketing services component. Excluding the effect of the workforce reduction charges, combined operation and maintenance expense declined $25.7 million in the first nine months of 1995 and $8.1 million in the third quarter of 1995 due in large part to lower payroll costs. The absence of incentive bonuses in 1995 as compared to 1994 was a major factor for the reduced payroll costs for the nine-month period. The benefits of the workforce reduction programs were reflected in the lower payroll costs in both 1995 periods. Lower royalties paid as a result of lower gas wellhead prices also contributed to the decreases in operation expense. Depreciation and amortization expense declined $25.7 million and $2.7 million in the first nine months and third quarter of 1995, respectively, due to lower investment resulting from the write-down of gas and oil producing properties, lower gas production volumes for the nine-month period and higher reserve additions. Taxes, other than income taxes, were flat for the first nine months of 1995 and declined $2.0 million in the 1995 third quarter due largely to lower revenue-based taxes. Income taxes decreased $96.7 million in the first nine months of 1995 compared to 1994 due primarily to lower pretax earnings. The 1995 third quarter income tax benefit decreased $3.3 million compared to the 1994 quarter due chiefly to a smaller pretax operating loss in 1995.

    Interest Revenues and Interest Charges

Interest revenues increased $4.4 million in the first nine months of 1995 and $1.1 million in the third quarter due primarily to the higher level of temporary cash investments in 1995.

Total interest charges were up $14.5 million in the first nine months of 1995 and $5.1 million in the 1995 third quarter due chiefly to interest expense related to the $150 million of debentures issued in April 1995 and, for the nine-month period, higher interest rates incurred on commercial paper borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
____________________________________________________________________________
                                         Nine Months to      Three Months to
                                          September 30         September 30
                                        __________________  ________________
                                          1995      1994      1995     1994
____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution . . . . . . . . . . . . .  $  101.3  $   86.2  $ (33.7) $ (48.3)
Transmission . . . . . . . . . . . . .     106.2     101.1     28.2     26.1
Exploration and production . . . . . .    (223.4)     30.8      8.3      2.7
Energy marketing services* . . . . . .       2.3        -      (2.1)      -
Other. . . . . . . . . . . . . . . . .       2.1       4.3       .6       .2
Corporate and eliminations . . . . . .        .5       (.8)      .6      1.3
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $  (11.0) $  221.6  $   1.9  $ (18.0)
                                        ========  ========  =======   ======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,190.1  $1,308.2  $ 165.1  $ 165.3
Transmission . . . . . . . . . . . . .     330.5     348.2     88.7    112.4
Exploration and production . . . . . .     254.8     382.0     84.0    101.0
Energy marketing services* . . . . . .     853.9        -     248.1       -
Other. . . . . . . . . . . . . . . . .      13.1     385.0      4.3    116.7
Corporate and eliminations . . . . . .    (270.6)   (176.0)   (75.0)   (43.6)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $2,371.8  $2,247.4  $ 515.2  $ 451.8
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     187.8     207.1     19.1     20.2
Exploration and production . . . . . .      92.2     133.3     29.9     38.6
Energy marketing services* . . . . . .     454.8        -     131.4       -
Other. . . . . . . . . . . . . . . . .        -      146.1       -      51.1
Eliminations . . . . . . . . . . . . .     (93.4)    (37.1)   (30.0)    (8.0)
                                        ________  ________  _______  _______
  Total sales. . . . . . . . . . . . .     641.4     449.4    150.4    101.9
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .     118.4     108.7     33.4     29.3
Transmission . . . . . . . . . . . . .     528.4     541.5    125.1    121.8
Exploration and production . . . . . .       1.3       1.0       .4       .6
Energy marketing services* . . . . . .       3.9        -       1.2       -
Other. . . . . . . . . . . . . . . . .        -        5.3       -       1.8
Eliminations . . . . . . . . . . . . .    (111.9)   (140.7)   (25.1)   (26.9)
                                        ________  ________  _______  _______
  Total transportation . . . . . . . .     540.1     515.8    135.0    126.6
                                        ========  ========  =======  =======
_____________________________________________________________________________
* Includes CNG Energy Services Corporation (CNG Energy Services), CNG Power Company, CNG Power Services Corporation, and CNG Storage Service Company (CNG Storage). These subsidiaries, except CNG Storage, were included in "Other" in 1994. CNG Storage was included in the "Transmission" component in 1994 and in the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Distribution

Operating income before income taxes of the gas distribution operations was $101.3 million in the first nine months of 1995, up $15.1 million from the comparable 1994 period. Results for the first nine months of 1995 include workforce reduction charges totaling $20.9 million. Excluding these charges, operating income before income taxes for the first nine months of 1995 was $122.2 million. In addition to lower operating costs in 1995, general rate increases put into effect in late 1994 at The East Ohio Gas Company and Virginia Natural Gas, Inc. (Virginia Natural Gas) and in July 1994 and August 1995 at The Peoples Natural Gas Company (Peoples Natural Gas) offset the effects of reduced throughput. The rate increase at Virginia Natural Gas is being collected subject to refund. Total distribution throughput was 306.2 Bcf, down 3 percent compared with 315.8 Bcf in the first nine months of 1994. Warmer weather in 1995 was the primary reason for the lower throughput volumes. Residential gas sales decreased 11.8 Bcf in the first nine months of 1995 to 136.6 Bcf. Commercial sales decreased 4.7 Bcf to 46.1 Bcf while volumes transported for these customers were up 2.8 Bcf. Deliveries to industrial customers were higher in the 1995 period, increasing 5.3 Bcf.
While industrial sales were down 2.8 Bcf to 5.0 Bcf, transportation volumes rose 8.1 Bcf to 96.8 Bcf.

In the third quarter of 1995, the distribution operations reported an operating loss before income taxes of $33.7 million, compared with an operating loss of $48.3 million in the 1994 third quarter. Excluding workforce reduction charges, the 1995 third quarter operating loss before income taxes was $30.5 million. The results for both quarterly periods reflect the seasonal nature of these subsidiary companies' heating business. Results for the 1995 quarter reflect the rate increases and lower operating expenses noted above. Residential gas sales of 13.5 Bcf were flat compared to the prior year, while commercial sales were down .5 Bcf to 4.7 Bcf. Gas transported for commercial customers in the 1995 quarter was 3.4 Bcf, up .2 Bcf from 1994. Deliveries to industrial customers increased 2.5 Bcf to 30.7 Bcf, as increased transportation volumes offset a decline in sales.

    Transmission

Operating income before income taxes of the gas transmission operations in the first nine months of 1995 was $106.2 million, up 5 percent from $101.1 million in 1994. Results for the first nine months of 1995 include workforce reduction charges totaling $6.5 million. Excluding these charges, operating income before income taxes for the first nine months of 1995 was $112.7 million. For the third quarter, operating income before income taxes was $28.2 million, an increase of 8 percent from $26.1 million in 1994. Excluding special charges, 1995 third quarter operating income was $28.6 million. A general rate increase which became effective July 1, 1994, subject to refund, contributed favorably to results for the first nine months of 1995. Results for both 1995 periods reflect lower operating costs compared to the prior year periods.

Gas throughput for the transmission operations, consisting entirely of transportation volumes, was 528.4 Bcf in the first nine months of 1995, down from 541.5 Bcf in the comparable 1994 period. Gas throughput was 125.1 Bcf in the third quarter of 1995, up 3.3 Bcf from 1994.

    Exploration and Production

The exploration and production operations reported an operating loss before income taxes of $223.4 million in the first nine months of 1995, compared with operating income before income taxes of $30.8 million in 1994. In the 1995 third quarter, operating income before income taxes was $8.3 million, compared to $2.7 million in 1994. The loss for the first nine months of 1995 reflects the non-cash charge of $226.2 million in the 1995 first quarter for the impairment of gas and oil producing properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, workforce reduction charges totaling $8.9 million and a credit of $.3 million are included in the results for the first nine months and third quarter of 1995, respectively. Excluding the special items, the exploration and production operations had operating income before income taxes of $11.7 million and $8.0 million in the first nine months and third quarter of 1995, respectively.

The impact of continued low gas wellhead prices and lower gas and oil production more than offset the favorable impact of higher oil wellhead prices and reduced production-related expenses in the first nine months of 1995. For the third quarter of 1995, higher natural gas and oil production, higher oil wellhead prices, and reduced operating expenses more than offset the impact of low gas wellhead prices.

Consolidated's average gas wellhead price in the first nine months of 1995 was $1.80 a thousand cubic feet (Mcf), compared with $2.26 in 1994. In the third quarter, the average gas price was $1.78 per Mcf, down from $1.97 in the third quarter of 1994. Gas production in the first nine months of 1995 was 74.5 Bcf, down 16 percent from 88.7 Bcf in 1994. Third quarter gas production was
23.6 Bcf, up 6 percent from 22.2 Bcf in the 1994 quarter. Consolidated's average oil prices were higher in both 1995 periods. Wellhead prices averaged $16.24 a barrel in the nine months compared with $14.01 in 1994, while prices for the quarter averaged $15.54 a barrel, up from $15.16 a year ago. Oil production was 2.4 million barrels in the first nine months of 1995, down from
2.5 million barrels in 1994. For the third quarter, oil production was 824,000 barrels, up from 708,000 barrels in the 1994 quarter. For the first nine months of 1995, a combination of voluntary production shut-ins due to low prices and normal declines at certain properties caused the decrease in gas production. Lower oil production for the first nine months of 1995 was primarily attributable to normal production declines at older properties. The higher gas and oil production in the 1995 third quarter compared to the 1994 period reflects the impact of the voluntary shut-in of production in the prior year quarter.

    Energy Marketing Services

Energy marketing services reported operating income before income taxes of $2.3 million in the first nine months of 1995 and an operating loss before income taxes of $2.1 million in the third quarter of 1995. This component is comprised primarily of CNG Energy Services, a marketing subsidiary that provides large customers with natural gas, electricity and related services throughout North America. Total throughput for this component was 458.7 Bcf for the first nine months of 1995 and 132.6 Bcf for the third quarter. Wholesale electric power sales totaled 1.7 million megawatt-hours and 874,000 megawatt-hours for the first nine months and third quarter of 1995, respectively. Declining margins on natural gas transactions was the major factor for the operating loss in the third quarter.

This component also encompasses the Company's ownership interests in seven independent power plants and reported equity income of $2.9 million and $1.7 million in the first nine months and third quarter of 1995, respectively. These amounts are not included in operating income before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended September 30, 1995 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,160,346
Operating expenses.....................................              3,049,494
    Operating income before income taxes...............                110,852
Income taxes...........................................                (14,286)
Other income (deductions)..............................                (15,494)
Interest charges.......................................                102,026
    Net income.........................................             $    7,618*
    Earnings per share of common stock.................                   $.08*
    Average common shares outstanding (thousands)......                 93,141
Times fixed charges earned.............................                    .92**
______________________________________________________________________________
 * Includes an impairment of gas and oil producing properties in the 1995 first quarter amounting to $145,000,000 after taxes, or $1.56 per share; charges related to workforce reductions in the 1995 second and third quarters totaling $26,011,000 after taxes, or 27 cents a share; and a write-down of coal properties in the 1995 second quarter amounting to $20,323,000 after taxes, or 22 cents a share.
** To achieve a one-to-one coverage, an additional $9,545,000 of pretax earnings would be needed.

OTHER INFORMATION

    Federal and State Regulatory Matters

As previously reported, on December 30, 1993, CNG Transmission filed a general rate filing with the FERC. The increase went into effect July 1, 1994, subject to refund. On September 8, 1995, an administrative law judge certified CNG Transmission's proposed settlement agreement resolving the issues in this case. FERC approval of the settlement is expected in the fourth quarter of 1995.

Peoples Natural Gas filed a settlement agreement with the Pennsylvania Public Utility Commission (PA PUC) in June 1995 in connection with its February 1, 1995 general rate filing. The settlement was approved by the PA PUC on August 3, 1995, with the rate increase effective August 4, 1995. The approved settlement includes an $8.0 million annual revenue increase.

On September 1, 1995, Virginia Natural Gas filed an expedited rate filing with the Virginia State Corporation Commission requesting an annual revenue increase of
$7.2 million. The requested rate increase reflects additional plant investments due to major pipeline reinforcement and expansion projects. The new rates went into effect, subject to refund, on October 1, 1995.

On October 26, 1995, the Public Service Commission of West Virginia approved a settlement agreement filed by Hope Gas, Inc. covering its January 4, 1995 general rate filing. The new rates became effective November 1, 1995. The approved settlement agreement also includes provisions designed to reduce the gas cost portion of rates over the three-year period covered by the settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

    Exploration and Production

As previously reported, CNG Producing Company, acting alone or with partners, was the high bidder on eight of the tracts offered at the federal government's May 10, 1995 Gulf of Mexico lease sale. The Company's bid totaled $3.2 million for 100 percent working interests in five tracts and 50 percent, 40 percent, and 37.5 percent interests in the remaining three tracts. The Company has been awarded all eight tracts.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1994 Annual Report and its Annual Report to the SEC on Form 10-K for the year ended December 31, 1994, and its quarterly reports to the SEC on Form 10-Q for the quarters ended March 31 and June 30, 1995.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the third quarter of 1995, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1994 Form 10-K or in any earlier Form 10-Q for 1995 as then pending.

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

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1995 and 1994

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1995

 (27)  Financial Data Schedule
______________________________________________________________________________

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

November 13, 1995

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1995 and 1994, are filed herewith

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1995, is filed herewith

 (27)  Financial Data Schedule, is filed herewith
______________________________________________________________________________