Form 10-Q
period 1996-03-31
CONSOLIDATED NATURAL GAS CO
filed 1996-05-13
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                         MARCH 31, 1996




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at April 30,
1996:   94,109,245

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 1996


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Quarters Ended March 31, 1996 and 1995...............      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at March 31, 1996 (Unaudited), and December 31, 1995.........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Quarters Ended March 31, 1996 and 1995...............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      7


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     14

ITEM 2.   CHANGES IN SECURITIES..................................     14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     14

ITEM 5.   OTHER INFORMATION......................................     14

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     14


SIGNATURES.......................................................     15

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                    Three Months to March 31
                                                         1996         1995
____________________________________________________________________________
OPERATING REVENUES
Regulated gas sales............................      $  749,310   $  706,326
Nonregulated gas sales.........................         319,232      292,901
                                                     __________   __________
    Total gas sales............................       1,068,542      999,227
Gas transportation and storage.................         142,612      129,755
Other..........................................         103,930       62,655
                                                     __________   __________
    Total operating revenues (Note 3)..........       1,315,084    1,191,637
                                                     __________   __________

OPERATING EXPENSES
Purchased gas..................................         628,265      637,225
Transport capacity and other
  purchased products...........................          72,099       42,371
Operation expense (Note 5).....................         168,817      158,491
Maintenance....................................          17,913       20,490
Depreciation and amortization..................          70,652       65,903
Impairment of gas and oil producing
  properties (Note 4)..........................              -       226,209
Taxes, other than income taxes.................          55,162       56,866
                                                     __________   __________
    Subtotal...................................       1,012,908    1,207,555
                                                     __________   __________
    Operating income before income taxes.......         302,176      (15,918)
Income taxes...................................          97,507      (17,771)
                                                     __________   __________
    Operating income...........................         204,669        1,853
                                                     __________   __________

OTHER INCOME
Interest revenues..............................           1,080        1,322
Other-net......................................           2,073        1,368
                                                     __________   __________
    Total other income.........................           3,153        2,690
                                                     __________   __________
    Income before interest charges.............         207,822        4,543
                                                     __________   __________

INTEREST CHARGES
Interest on long-term debt.....................          24,694       21,997
Other interest expense.........................           3,561        5,443
Allowance for funds used during construction...          (1,233)      (1,501)
                                                     __________   __________
    Total interest charges.....................          27,022       25,939
                                                     __________   __________

NET INCOME (LOSS)..............................      $  180,800   $  (21,396)
                                                     ==========   ==========

  Earnings (loss) per share of common
    stock (Note 9):
    Primary....................................           $1.92        $(.23)
    Fully diluted..............................           $1.86        $(.23)
  Average common shares (thousands) (Note 9):
    Primary....................................          94,269       93,045
    Fully diluted..............................          98,828       93,045
  Dividends declared per common share..........           $.485        $.485

____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At March   At December
                                                       31, 1996    31, 1995
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,728,753  $ 4,710,086
Accumulated depreciation and amortization......       (1,818,644)  (1,785,965)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,910,109    2,924,121
                                                     ___________  ___________
Exploration and production properties..........        3,278,055    3,219,264
Accumulated depreciation and amortization......       (2,268,605)  (2,230,980)
                                                     ___________  ___________
     Net exploration and production properties.        1,009,450      988,284
                                                     ___________  ___________
     Net property, plant and equipment.........        3,919,559    3,912,405
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           36,824       36,277
Accounts receivable, less allowance for
  doubtful accounts............................          796,085      656,338
Gas stored - current portion...................           17,739      112,429
Materials and supplies (average cost method)...           36,591       35,815
Unrecovered gas costs..........................           92,477       25,123
Deferred income taxes - current (net)..........               -        20,993
Prepayments and other current assets...........          195,209      181,686
                                                     ___________  ___________
     Total current assets......................        1,174,925    1,068,661
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............           25,527       28,672
Other investments..............................           77,739       60,939
Deferred charges and other assets
  (Notes 3 and 5)..............................          349,228      347,616
                                                     ___________  ___________
     Total regulatory and other assets.........          452,494      437,227
                                                     ___________  ___________
     Total assets..............................      $ 5,546,978  $ 5,418,293
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1996 - 94,074,914 shares;
    1995 - 93,591,623 shares)..................      $   258,706  $   257,377
  Capital in excess of par value...............          498,061      478,535
  Retained earnings............................        1,444,884    1,309,906
  Unearned compensation........................          (16,433)          -
                                                     ___________  ___________
     Total common stockholders' equity.........        2,185,218    2,045,818
Long-term debt (Note 8)........................        1,288,115    1,291,811
                                                     ___________  ___________
     Total capitalization......................        3,473,333    3,337,629
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........           10,250       10,250
Commercial paper...............................          195,000      336,000
Accounts payable...............................          423,411      410,296
Estimated rate contingencies and
  refunds (Note 3).............................           40,490       59,363
Amounts payable to customers...................            4,454       40,315
Taxes accrued..................................          146,029      114,335
Deferred income taxes - current (net)..........           21,563           -
Temporary replacement reserve - gas
  inventory....................................           92,457           -
Other current liabilities......................          164,675      140,731
                                                     ___________  ___________
     Total current liabilities.................        1,098,329    1,111,290
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          666,242      672,266
Accumulated deferred investment tax credits....           30,481       31,031
Deferred credits and other liabilities.........          278,593      266,077
                                                     ___________  ___________
     Total deferred credits....................          975,316      969,374
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,546,978  $ 5,418,293
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                          1996        1995
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................       $ 180,800   $ (21,396)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Depreciation and amortization................          70,652      65,903
    Impairment of gas and oil producing
      properties.................................              -      226,209
    Deferred income taxes-net....................          34,723     (91,512)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................        (140,773)   (102,399)
      Inventories................................          93,914     166,556
      Unrecovered gas costs......................         (67,354)     12,154
      Accounts payable...........................           9,321     (22,215)
      Estimated rate contingencies and refunds...         (18,873)     21,719
      Amounts payable to customers...............         (35,861)        328
      Taxes accrued..............................          31,694      52,380
      Temporary replacement reserve - gas
        inventory................................          92,457      53,069
      Other-net..................................           9,404      18,043
    Changes in other assets and
      other liabilities..........................          21,594      27,261
    Other........................................              35         114
                                                        _________   _________
        Net cash provided by operating activities         281,733     406,214
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..         (81,347)    (80,471)
Proceeds from dispositions of property, plant
  and equipment-net..............................             932         117
Cost of other investments-net....................         (14,920)     (8,603)
                                                        _________   _________
        Net cash used in investing activities....         (95,335)    (88,957)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           3,880       1,516
Unsecured loan repayment.........................          (4,000)     (4,000)
Commercial paper repayments-net..................        (140,142)   (155,775)
Dividends paid...................................         (45,588)    (45,114)
Other-net........................................              (1)        (11)
                                                        _________   _________
        Net cash used in financing activities....        (185,851)   (203,384)
                                                        _________   _________
        Net increase in cash and temporary
          cash investments.......................             547     113,873

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          36,277      31,923
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31..       $  36,824   $ 145,796
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  12,839   $  14,145
  Income taxes (net of refunds)..................       $   2,008   $  (3,347)
Non-cash financing activities
  Issuance of stock under benefit plans..........       $  17,955   $     178

_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1995, which is derived from the Consolidated Balance Sheet at that date which was included in the Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1995 (1995 Form 10-K), the consolidated financial statements appearing on pages 1 through 3 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

(2) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $24,239,000 and $18,442,000 at December 31, 1995, and March 31, 1996, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $35,124,000 and $22,048,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation (CNG Transmission, a subsidiary), for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The estimated liability for such costs was $37,021,000 and $30,361,000 at December 31, 1995, and March 31, 1996, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $25 million.

    Based on regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

(4) As described in the 1995 Form 10-K, the Company follows the full cost method of accounting for its gas and oil producing activities prescribed by the SEC. Under this method, all costs directly associated with property acquisition, exploration and development activities are capitalized, with the limitation that such amounts, net of related deferred taxes, not exceed the present value of the estimated future net revenues expected from the production of the related proved gas and oil reserves. The estimate of future revenues is determined under guidelines established by the SEC and is not necessarily indicative of the future economic value of the Company's proved reserves. However, if net capitalized costs exceed the estimated value at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

    Due primarily to the decline in wellhead gas prices during the first quarter of 1995, the Company was required to recognize an impairment of its gas and oil producing properties at March 31, 1995. The charge amounted to $226,209,000 and reduced 1995 first quarter net income by $145,000,000, or $1.56 per share. The charge had no effect on the Company's cash flow.

(5) In January 1996, unions at two subsidiaries approved the adoption of a workforce reduction program as part of the Company's efforts to permanently reduce costs in response to competitive conditions. The workforce reduction program consisted of a voluntary early retirement program, with eligibility based upon the employee's age and years of service as of December 31, 1996, and a voluntary separation program. The early retirement incentives included five additional years of age and pension service for determining pension benefits. The early retirement program was offered from February 1 through March 31, 1996, with eligible employees retiring effective April 1, 1996. The voluntary separation program involved severance benefit payments to affected employees.

    A total of 73 eligible employees elected to accept the early retirement offer and an additional 57 employees left the Company under the voluntary separation program. In connection with the workforce reduction program, the Company recorded charges to earnings in the first quarter of 1996 amounting to $3,379,000 for retirement incentives and severance costs. Such charges reduced 1996 first quarter net income by $2,069,000, or 2 cents a share. In addition, one of the subsidiaries has deferred $812,000 of workforce reduction costs pending recovery in future rate-making proceedings.

(6) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1995, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued           Capital in
Treasury Stock
                                    ____________________
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1995.............      93,592   $257,377      $478,535       $
- - -           -       $  -
Common stock issued
  Performance shares.............         343        943        14,421
(15,364)         -          -
  Stock awards...................          68        187         2,848
(3,006)         -          -
  Stock options..................          45        124         1,512
- - -           -          -
  Dividend Reinvestment Plan.....          27         75         1,190
- - -           -          -
  Amortization and adjustment....          -          -           (444)
1,937          -          -
Purchase of treasury stock.......          -          -              -
- - -           (3)      (122)
Sale of treasury stock...........          -          -             (1)
- - -            3        122
                                       ______   ________      ________
________       _____      _____
At March 31, 1996................      94,075   $258,706      $498,061
$(16,433)         -       $  -
                                       ======   ========      ========
========       =====      =====
________________________________________________________________________________
____________________________

During the first quarter of 1996, restricted stock awards and performance restricted stock awards (performance shares) were granted to certain key employees of the Company. The common stock issued for these awards is held by the Company until the attached restrictions lapse. The market value of the restricted stock awards on the date granted is recognized as compensation expense over the vesting period - in this case, three years. For performance shares, the market value of the awards, including any changes since the date of grant, is recognized as compensation expense over the three-year performance period. The value of the awards not yet recognized as compensation expense is reflected in common stockholders' equity as Unearned Compensation.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(7) The indenture between the Company and Chemical Bank, as Trustee, relating to certain of the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $641,844,000 of consolidated retained earnings was free from such restrictions at March 31, 1996.

(8) The 9 3/8% Debentures Due February 1, 1997, continue to be classified as long-term debt at March 31, 1996, based on the Company's intent to refinance the debentures at maturity through the use of the Company's currently effective registration statement for the sale of debt securities on file with the SEC.

(9) For the quarter ended March 31, 1996, primary earnings per share has been calculated by dividing net income, as reported, by the sum of the weighted average number of common shares outstanding plus the net additional shares which would have been outstanding assuming the exercise of potentially dilutive stock options. Primary earnings per share did not differ materially from earnings per share calculated using actual weighted average shares outstanding. Fully diluted earnings per share has been determined by adjusting net income to exclude the after-tax interest cost on the Company's outstanding convertible subordinated debentures. This pro forma net income has been divided by the sum of: the weighted average number of common shares outstanding; the net additional shares which would have been outstanding assuming the exercise of potentially dilutive stock options; and the additional shares which would have been outstanding assuming all the convertible subordinated debentures had been converted to common shares on January 1, 1996.

    Under the Company's Shareholder Rights Plan, holders of such Rights are entitled to purchase from the Company additional shares of common stock. The Rights are exercisable if certain conditions are met in connection with a possible acquisition of the Company's common stock by a third party. Also, under certain conditions, the Board of Directors may exchange the Rights, in whole or in part, at an exchange ratio of one share of common stock per Right, subject to adjustment. As previously reported, on January 23, 1996, the Board of Directors declared a dividend of one Right for each share of common stock outstanding at the close of business on February 28, 1996. While the Rights declared under the Plan may have a potentially dilutive effect, they have been excluded from the calculation of fully diluted earnings per share since the conditions necessary for the exercise of such Rights were not satisfied.

    Primary and fully diluted loss per share for the quarter ended March 31, 1995, are based on the actual weighted average common shares outstanding since both the assumed exercise of stock options and the assumed conversion of the Company's convertible subordinated debentures would produce anti-dilutive results.

(10) Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the aggregate estimated future cash flows to be derived from an asset are less than its carrying amount, an impairment must be recognized. SFAS No. 121 also requires the write-off of a regulatory asset if and when it is no longer probable that future revenues will provide for the recovery of the carrying value of the asset. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first quarter of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $281.7 million and $406.2 million for the three months ended March 31, 1996 and 1995, respectively. The decline in net cash provided by operating activities in 1996 is due in part to increases in accounts receivable, the deferral of purchased gas costs in excess of costs currently recovered in rates, and payment of customer refunds during the period. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current year quarter, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1995.

Due to the significant amount of revenues generated during the first quarter, the consolidated balance sheet at the end of March customarily shows an increase in cash and temporary cash investments and an increase in accounts receivable over balances at the end of the previous year. However, the balance of cash and temporary cash investments at March 31, 1996, is comparable to the balance at December 31, 1995, due primarily to the deferral by the distribution subsidiaries of certain gas cost increases incurred during the first quarter of 1996 and the repayment of commercial paper borrowings.

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

During the remainder of 1996, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.

The Company's two short-term credit agreements totaling $775 million are available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreements may be used to temporarily finance capital expenditures. These credit agreements are currently scheduled to expire on June 29, 1996; however, the Company expects that the agreements will be renewed or replaced by comparable agreements. There were no amounts outstanding under these credit agreements at March 31, 1996.

The restrictions on the Company's ability to issue funded debt resulting from the first quarter 1995 charge for the impairment of gas and oil producing properties (see "Restrictions Under Certain Debt Agreements," page 4, of the 1995 Form 10-K) were effectively removed with the reporting of 1996 first quarter results. Therefore, additional external financing could be obtained, if necessary, through the issuance of new debt securities during the remainder of 1996. In this regard, the Company has a currently effective shelf registration with the SEC that would permit the sale of up to $350 million of debt securities. The amount and timing of any future sale of these debt securities will depend on capital requirements and financial market conditions. In addition, reference is made to Note 8 to the consolidated financial statements regarding the use of debt securities under the shelf registration.

Reference is made to Note 10 to the consolidated financial statements for information regarding a new accounting standard adopted by the Company in 1996. Also in connection with this discussion of financial condition, reference is also made to Notes 3 and 5 through 7 to the consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     System Results

The Company reported net income for the first three months of 1996 of $180,800,000, or $1.92 per share, compared with a net loss of $21,396,000, or 23 cents a share, in the first three months of 1995. The 1995 results include the effect of a non-cash charge to write down the cost of gas and oil producing properties, amounting to $145,000,000 after taxes, or $1.56 per share (see Note 4 to the consolidated financial statements, page 4).
Excluding the impact of this charge, net income for the first three months of 1995 would have been $123,604,000, or $1.33 per share. Higher wellhead prices for natural gas, increased gas and oil production, colder weather, lower operating costs and the impact of new rates in place for most of the Company's gas distribution customers contributed to the improved 1996 results.

The Company's average gas wellhead price was $2.71 a thousand cubic feet (Mcf) in the first quarter of 1996, up significantly from $1.82 in 1995 and reflecting higher demand due to the colder than normal weather and reduced storage inventory levels nationwide. Gas production increased 30 percent and oil production was up 36 percent in the first three months of 1996 compared to 1995. Weather in the Company's retail service territories in the 1996 first quarter was 14.6 percent colder than 1995 and 7.3 percent colder than normal. The colder weather resulted in higher space-heating sales by the Company's distribution subsidiaries and increased transportation volumes by the transmission operations. First quarter 1996 results also include the impact of general rate increases that became effective in the latter part of 1995 at three of the Company's gas distribution subsidiaries.

    Operating Revenues

Regulated gas sales revenues increased $43.0 million in the first three months of 1996 compared to the prior year period, with sales volumes increasing 14.3 billion cubic feet (Bcf) from 1995 to 142.0 Bcf. Regulated gas sales revenues and volumes were up for the Company's residential and commercial customer groups but were relatively unchanged for the industrial customer class compared to 1995. Nonregulated gas sales revenues increased $26.3 million, to $319.2 million, while sales volumes declined 62.5 Bcf to 109.5 Bcf. Although sales from production increased, nonregulated gas sales volumes declined as the energy marketing services component reduced transaction volumes due to market conditions and lower gas margins.

Gas transportation and storage revenues were $142.6 million in the 1996 first quarter, up $12.9 million over the comparable 1995 period. The increase reflects higher gas transportation revenues, which were up $13.3 million over 1995 due in part to increased transportation volumes at the distribution subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating revenues increased $41.3 million, to $104.0 million, in the first three months of 1996. Electricity sales by the energy marketing services component increased $16.9 million compared to the 1995 period. Revenues from the sale of products extracted from natural gas increased $8.1 million in the 1996 first quarter, due in part to increased propane sales volumes and rates. In addition, revenues from oil brokering were up $5.8 million, while revenues from the sale of oil and condensate production increased $3.9 million. Other revenues increased $6.6 million in the first quarter of 1996 due in part to increased revenues from royalties and other miscellaneous revenue categories.

    Operating Expenses

Operating expenses, excluding income taxes, declined $194.6 million in the first three months of 1996 to $1,012.9 million. Excluding the impact of the impairment of gas and oil producing properties of $226.2 million in the 1995 first quarter, operating expenses increased $31.6 million compared to the prior year. Total purchased gas expense declined $8.9 million, to $628.3 million. Decreased volume requirements in connection with nonregulated gas sales and the deferral of purchased gas costs by the regulated subsidiaries more than offset higher average purchase prices during the 1996 quarter. Transport capacity and other purchased products expense increased $29.7 million, to $72.1 million, due primarily to electricity purchased for resale by the energy marketing services component and oil purchased for resale by CNG Producing Company (CNG Producing). Combined operation and maintenance expense increased $7.7 million in the 1996 first quarter due largely to higher royalties paid and workforce reduction costs (see Note 5 to the consolidated financial statements, page 5). These increases were partially offset by lower payroll and administrative expenses. Depreciation and amortization expense increased $4.7 million due primarily to higher gas and oil production volumes. Taxes, other than income taxes, were down $1.6 million in 1996 due to lower excise, property and storage taxes.

Income taxes increased $115.3 million in the first quarter of 1996 reflecting pretax income of $278.3 million in that quarter, compared to a pretax loss of $39.2 million in the prior year period.

    Interest Revenues and Interest Charges

Interest revenues were $1.1 million in the 1996 first quarter, relatively unchanged from the prior year. Total interest charges increased $1.0 million in the first three months of 1996 due primarily to interest expense related to the $150 million of debentures issued in April 1995. This increase was partially offset by reduced interest expense related to the decreased level of commercial paper borrowings in 1996.

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
_____________________________________________________________________________
                                                           Three Months to
                                                                March 31
                                                          __________________
                                                            1996       1995
_____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution................................              $  204.5   $  152.9
Transmission................................                  65.2       54.2
Exploration and production..................                  36.2     (227.4)
Energy marketing services*..................                  (1.0)       2.5
Other.......................................                    .5         .8
Corporate and eliminations..................                  (3.2)       1.1
                                                          ________   ________
  Total.....................................              $  302.2   $  (15.9)
                                                          ========   ========

OPERATING REVENUES (In Millions)
Distribution................................              $  801.6   $  749.2
Transmission................................                 154.8      140.5
Exploration and production..................                 142.3       83.6
Energy marketing services*..................                 379.9      323.4
Other.......................................                   4.5        4.4
Corporate and eliminations..................                (168.0)    (109.5)
                                                          ________   ________
  Total.....................................              $1,315.1   $1,191.6
                                                          ========   ========

GAS SALES (In Bcf)
Distribution................................                 142.0      127.7
Exploration and production..................                  36.9       30.3
Energy marketing services*..................                 115.6      171.9
Eliminations................................                 (43.0)     (30.2)
                                                          ________   ________
  Total sales...............................                 251.5      299.7
                                                          ========   ========

GAS TRANSPORTATION (In Bcf)
Distribution................................                  55.7       48.0
Transmission................................                 284.4      254.9
Exploration and production..................                    .4         .4
Energy marketing services*..................                    .9        1.3
Eliminations................................                 (76.3)     (63.0)
                                                          ________   ________
  Total transportation......................                 265.1      241.6
                                                          ========   ========
_____________________________________________________________________________
*Amounts for the three months ended March 31, 1996 include CNG Storage Service
 Company (CNG Storage). CNG Storage was included in the "Transmission" component for the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Distribution

Operating income before income taxes of the gas distribution operations was $204.5 million in the first three months of 1996, up $51.6 million, or 34 percent, from the 1995 quarter. Distribution throughput in the first quarter of 1996 was 197.7 Bcf, a 13 percent increase compared to 1995, reflecting weather that was colder than normal and colder than 1995. First quarter 1996 results also benefited from cost reduction efforts at the distribution subsidiaries and the impact of general rate increases that went into effect in the latter part of 1995 at The Peoples Natural Gas Company, Hope Gas, Inc. and The East Ohio Gas Company (East Ohio Gas).

Residential gas sales volumes increased 12.0 Bcf in the first three months of 1996 to 104.9 Bcf. Sales to commercial customers rose 2.1 Bcf to 34.0 Bcf while volumes transported to these customers increased 3.5 Bcf to 14.0 Bcf. Total deliveries to industrial customers increased 2.3 Bcf, to 41.1 Bcf, compared with the prior year. Industrial transport volumes were up 2.2 Bcf to
38.2 Bcf, while sales volumes rose .1 Bcf to 2.9 Bcf. Off-system transport volumes rose 2.0 Bcf in the 1996 quarter.

    Transmission

Operating income before income taxes of the gas transmission operations in the 1996 first quarter was $65.2 million, up $11.0 million from $54.2 million in the prior year period. Gas throughput, consisting entirely of transportation volumes, was 284.4 Bcf in the first quarter of 1996, up from 254.9 Bcf in 1995. Increased gas transportation and by-products revenues, higher transportation rates and lower combined operation and maintenance expenses, partially offset by workforce reduction charges, contributed to 1996 results.

    Exploration and Production

The exploration and production operations reported operating income before income taxes of $36.2 million in the first three months of 1996, compared with an operating loss before income taxes of $227.4 million in the first quarter of 1995. Excluding the impact of the 1995 first quarter charge of $226.2 million for the impairment of gas and oil producing properties (see Note 4 to the consolidated financial statements, page 4), the exploration and production operations experienced an operating loss of $1.2 million in 1995. The 1996 first quarter results reflect higher gas and oil wellhead prices, increased gas and oil production, and lower operation expense compared to 1995.

The Company's average gas wellhead price was $2.71 per Mcf in the 1996 first quarter, up 49 percent from $1.82 in 1995, reflecting higher demand resulting from the colder weather in 1996 and reduced storage inventory levels nationwide. Gas production in the first three months of 1996 was 31.7 Bcf, up from 24.3 Bcf in 1995. The increase in gas production is due partially to the impact of Popeye, a deep-water project in the Gulf of Mexico which began production in January 1996, and the effect of voluntary production shut-ins in the 1995 first quarter resulting from low prices. Another significant Gulf of Mexico project, Main Pass 225, commenced production late in the first quarter of 1996. The Company's average oil wellhead price increased to $16.80 a barrel in the 1996 quarter from $16.14 in the prior year. Oil production in the first quarter of 1996 was 1,002,700 barrels, up 36 percent from 735,200 barrels in 1995. The increase in oil production in 1996 is due in large part to production from the Popeye project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Energy Marketing Services

Energy Marketing Services reported an operating loss before income taxes of $1.0 million in the first three months of 1996, compared to operating income before income taxes of $2.5 million in the prior year quarter. The loss in the 1996 period reflects the significant increase in average purchased gas costs during the quarter which exceeded the gas sales revenues recognized under term sales contracts. Total throughput for this component was 116.5 Bcf in the first quarter of 1996, a decrease from 173.2 Bcf in 1995, as the energy marketing services component reduced transaction volumes due to market conditions and lower gas margins. Power marketing, or electric volumes marketed, increased in the first quarter of 1996 to 792,000 megawatt-hours compared with 429,000 megawatt-hours in 1995.

This component also includes the Company's ownership in seven independent power plants and reported equity income of $.6 million in the first quarter of 1996, compared to $.3 million in 1995. These amounts are not included in operating income before income taxes.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended March 31, 1996 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,430,772
Operating expenses.....................................              2,963,222
    Operating income before income taxes...............                467,550
Income taxes...........................................                118,221
Other income (deductions)..............................                (20,043)
Interest charges.......................................                105,746
    Net income.........................................             $  223,540*
    Earnings per share of common stock.................                  $2.39*
    Average common shares outstanding (thousands)......                 93,490
Times fixed charges earned.............................                   3.79
______________________________________________________________________________
*Includes charges related to workforce reductions in the last three quarters of 1995 totaling $25,618,000 after taxes, or 27 cents a share; a write-down of coal properties in the 1995 second quarter amounting to $20,323,000 after taxes, or 22 cents a share; and charges related to workforce reductions in the 1996 first quarter totaling $2,069,000 after taxes, or 2 cents a share.

OTHER INFORMATION

    Environmental Matter

As previously reported, the Company discovered in the course of conducting a routine environmental survey at East Ohio Gas that some of its practices for collecting and handling pipeline fluids that may have been contaminated with polychlorinated biphenyls (PCBs) may not have complied with environmental regulations. The appropriate agencies have been notified as part of the federal self-disclosure process and discussions are continuing with the agencies to gain approval of revised collection and handling procedures. A thorough investigation of all collection and handling practices at East Ohio Gas is ongoing and the results of this investigation will be provided to the appropriate agencies. The discrepancies in the procedures were primarily in connection with recordkeeping and did not involve spills, leaks, or other mishandling of PCB contaminated fluids and did not damage the environment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

The Company is expected to enter into a Memorandum of Agreement with the United States Environmental Protection Agency (EPA) later in 1996 concerning the evaluation of the Company's compliance with PCB regulations and the disclosure and corrective action relating to this evaluation. The agreement will provide that at the conclusion of the evaluation process, the Company and the EPA will negotiate an enforceable Consent Agreement resolving all issues of non-compliance with environmental regulations.

The Company anticipates that penalties, if any, incurred in connection with this matter may be mitigated as a result of the Company's self disclosure. The amount of any liabilities in connection with this matter is not expected to be material with respect to the Company's financial position, results of operations or cash flows.

    Exploration and Production

Natural gas production began in January 1996 at Popeye, a deep-water natural gas discovery in the Green Canyon area of the Gulf of Mexico. The field is producing over 120 million cubic feet of gas per day from two wells flowing through a state of the art subsea facility developed to produce gas 2,000 feet below sea level. Shell Offshore Inc., operator of the project, and CNG Producing each have a 37.5 percent interest in the property. Other participants in the joint venture are Mobil Oil Exploration and Producing Southeast and BP Exploration Inc.

The natural gas gathering system built by CNG Energy Services Corporation and Centana Energy Corporation in the Gulf of Mexico became operational during March 1996. The system is gathering over 136 million cubic feet of natural gas and 1,850 barrels of condensate per day from two wells in the Main Pass area. This system is also expected to gather gas at the Viosca Knoll field in early 1997. Construction will begin later in 1996 on a related oil gathering project.

CNG Producing, acting alone or with partners, was the high bidder on five of the tracts offered at the federal government's April 24, 1996 Gulf of Mexico lease sale. The Company's bids totaled $7.6 million for 100 percent working interests in four tracts and a 50 percent interest in the remaining property. The bids must still be accepted by the government.

    State Regulatory Matters

As previously reported, on February 23, 1996, Virginia Natural Gas, Inc. (Virginia Natural Gas) requested approval from the Virginia State Corporation Commission (VSCC) to withdraw its September 1, 1995 expedited rate filing. This filing had requested an annual revenue increase of $7.2 million. The new rates went into effect, subject to refund, on October 1, 1995. On March 28, 1996, Virginia Natural Gas received approval from the VSCC to withdraw the rate filing. Customer refunds related to the filing will be made on or before July 17, 1996.

On January 30, 1996, the VSCC issued a final order in connection with Virginia Natural Gas' September 1, 1994 general rate filing. The order results in an annual revenue increase of $6.1 million, retroactive to October 1, 1994, the date new rates went into effect subject to refund. Customer refunds resulting from the order were made in early 1996. The order reflects an imputed return on equity of 11.3 percent. In its filing, Virginia Natural Gas had requested a $9.9 million increase in annual revenues and a return on equity of 11.75 percent.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1995 Annual Report and its Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the first quarter of 1996, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1995 Form 10-K as then pending.

Reference is made to "Environmental Matter" and "State Regulatory Matters," pages 12 and 13, respectively, for a description of an environmental matter and certain regulatory proceedings, respectively.

ITEM 2.   CHANGES IN SECURITIES
(a)  See response to Item 6. below.

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

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K
On January 23, 1996, the Company filed a Current Report on Form 8-K regarding a Rights Agreement. Financial statements were not required with this filing.

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1996 and 1995

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1996

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. Westfall
                                       _______________________________________
                                                     D. M. Westfall
                                                 Senior Vice President
                                              and Chief Financial Officer



                                                    S. R. McGreevy
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

May 13, 1996

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1996 and 1995 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1996 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________