Form 10-Q
period 1996-06-30
CONSOLIDATED NATURAL GAS CO
filed 1996-08-09
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                          JUNE 30, 1996




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at July 31,
1996:   94,536,976

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 1996



                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1996 and 1995....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1996 (Unaudited), and December 31, 1995..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1996 and 1995..............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      8


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     15

ITEM 2.   CHANGES IN SECURITIES..................................     15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     15

ITEM 5.   OTHER INFORMATION......................................     16

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     16


SIGNATURES.......................................................     17

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

________________________________________________________________________________
____________________________
                                                                  Six Months to
Three Months to
                                                                     June 30
June 30

________________________    ____________________
                                                               1996
1995         1996        1995
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales  . . . . . . . . . . . . . . . .        $1,014,406    $
953,308    $265,096    $246,982
Nonregulated gas sales . . . . . . . . . . . . . . .           522,090
559,377     202,858     266,476
                                                            __________
__________    ________    ________
    Total gas sales  . . . . . . . . . . . . . . . .         1,536,496
1,512,685     467,954     513,458
Gas transportation and storage . . . . . . . . . . .           241,921
227,307      99,309      97,552
Other  . . . . . . . . . . . . . . . . . . . . . . .           191,617
116,617      87,687      53,962
                                                            __________
__________    ________    ________
    Total operating revenues (Note 3). . . . . . . .         1,970,034
1,856,609     654,950     664,972
                                                            __________
__________    ________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .           859,628
962,638     231,363     325,413
Transport capacity and other purchased products  . .           126,758
72,791      54,659      30,420
Operation expense (Note 5) . . . . . . . . . . . . .           323,642
333,601     154,825     175,110
Maintenance. . . . . . . . . . . . . . . . . . . . .            38,916
41,529      21,003      21,039
Depreciation and amortization. . . . . . . . . . . .           146,561
129,439      75,909      63,536
Impairment of gas and oil producing
  properties (Note 4)  . . . . . . . . . . . . . . .                -
226,209          -           -
Taxes, other than income taxes . . . . . . . . . . .           100,404
103,321      45,242      46,455
                                                            __________
__________    ________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         1,595,909
1,869,528     583,001     661,973
                                                            __________
__________    ________    ________
    Operating income before income taxes . . . . . .           374,125
(12,919)     71,949       2,999
Income taxes . . . . . . . . . . . . . . . . . . . .           113,464
(33,073)     15,957     (15,302)
                                                            __________
__________    ________    ________
    Operating income . . . . . . . . . . . . . . . .           260,661
20,154      55,992      18,301
                                                            __________
__________    ________    ________

OTHER INCOME (DEDUCTIONS)
Interest revenues. . . . . . . . . . . . . . . . . .             1,584
5,583         504       4,261
Write-down of coal properties (Note 5) . . . . . . .                -
(31,266)         -      (31,266)
Other-net  . . . . . . . . . . . . . . . . . . . . .             4,587
2,915       2,514       1,547
                                                            __________
__________    ________    ________
    Total other income (deductions). . . . . . . . .             6,171
(22,768)      3,018     (25,458)
                                                            __________
__________    ________    ________
    Income before interest charges . . . . . . . . .           266,832
(2,614)     59,010      (7,157)
                                                            __________
__________    ________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            49,387
46,233      24,693      24,236
Other interest expense . . . . . . . . . . . . . . .             4,593
8,586       1,032       3,143
Allowance for funds used during construction . . . .            (2,565)
(2,525)     (1,332)     (1,024)
                                                            __________
__________    ________    ________
    Total interest charges . . . . . . . . . . . . .            51,415
52,294      24,393      26,355
                                                            __________
__________    ________    ________

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . .        $  215,417    $
(54,908)   $ 34,617    $(33,512)
                                                            ==========
==========    ========    ========
  Earnings (loss) per share of common stock,
    based on average shares outstanding  . . . . . .             $2.29
$(.59)      $ .37       $(.36)
  Average common shares outstanding
    (thousands). . . . . . . . . . . . . . . . . . .            94,105
93,113      94,183      93,180
  Dividends declared per common share. . . . . . . .             $ .97         $
 .97       $.485       $.485

_____________________________________________________________________________________
_______________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

                                       1

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At June    At December
                                                       30, 1996    31, 1995
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,704,500  $ 4,710,086
Accumulated depreciation and amortization......       (1,790,791)  (1,785,965)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,913,709    2,924,121
                                                     ___________  ___________
Exploration and production properties..........        3,336,855    3,219,264
Accumulated depreciation and amortization......       (2,309,334)  (2,230,980)
                                                     ___________  ___________
     Net exploration and production properties.        1,027,521      988,284
                                                     ___________  ___________
     Net property, plant and equipment.........        3,941,230    3,912,405
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           35,071       36,277
Accounts receivable, less allowance for
  doubtful accounts............................          444,165      656,338
Gas stored - current portion...................           60,458      112,429
Materials and supplies (average cost method)...           39,663       35,815
Unrecovered gas costs..........................          110,324       25,123
Deferred income taxes - current (net)..........               -        20,993
Prepayments and other current assets...........          175,916      181,686
                                                     ___________  ___________
     Total current assets......................          865,597    1,068,661
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............           22,282       28,672
Other investments (Note 10)....................           89,393       60,939
Deferred charges and other assets (Notes 3
  and 5).......................................          356,195      347,616
                                                     ___________  ___________
     Total regulatory and other assets.........          467,870      437,227
                                                     ___________  ___________
     Total assets..............................      $ 5,274,697  $ 5,418,293
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 6, 7 and 8)
  Common stock, par $2.75
    (Issued:  1996 - 94,331,337 shares;
    1995 - 93,591,623 shares)..................      $   259,411  $   257,377
  Capital in excess of par value...............          510,795      478,535
  Retained earnings............................        1,433,864    1,309,906
  Unearned compensation........................          (17,874)          -
                                                     ___________  ___________
     Total common stockholders' equity.........        2,186,196    2,045,818
Long-term debt (Note 9)........................        1,288,420    1,291,811
                                                     ___________  ___________
     Total capitalization......................        3,474,616    3,337,629
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........           10,250       10,250
Commercial paper...............................          189,000      336,000
Accounts payable...............................          304,083      410,296
Estimated rate contingencies and
  refunds (Note 3).............................           31,677       59,363
Amounts payable to customers...................               -        40,315
Taxes accrued..................................           69,293      114,335
Deferred income taxes - current (net)..........           33,809           -
Temporary replacement reserve - gas
  inventory....................................            4,431           -
Other current liabilities......................          158,180      140,731
                                                     ___________  ___________
     Total current liabilities.................          800,723    1,111,290
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          688,759      672,266
Accumulated deferred investment tax credits....           29,930       31,031
Deferred credits and other liabilities.........          280,669      266,077
                                                     ___________  ___________
     Total deferred credits....................          999,358      969,374
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,274,697  $ 5,418,293
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                        Six Months to June 30
                                                        _____________________
                                                          1996         1995
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................       $ 215,417   $ (54,908)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Depreciation and amortization................         146,561     129,439
    Impairment of gas and oil producing
      properties.................................              -      226,209
    Write-down of coal properties................              -       31,266
    Deferred income taxes-net....................          68,166    (116,402)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         213,227     131,863
      Inventories................................          48,123     117,282
      Unrecovered gas costs......................         (85,201)     13,135
      Accounts payable...........................        (125,909)    (56,125)
      Estimated rate contingencies and refunds...         (27,686)     33,526
      Amounts payable to customers...............         (40,315)     17,091
      Taxes accrued..............................         (45,042)    (17,668)
      Temporary replacement reserve - gas
        inventory................................           4,431       9,860
      Other-net..................................          22,429      36,260
    Changes in other assets and
      other liabilities..........................          15,995      56,644
    Other........................................             234       1,200
                                                        _________   _________
        Net cash provided by operating activities         410,430     558,672
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (165,404)   (203,425)
Proceeds from dispositions of property, plant
  and equipment-net..............................           9,592       6,284
Cost of other investments-net....................         (26,753)     (4,047)
                                                        _________   _________
        Net cash used in investing activities....        (182,565)   (201,188)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................          12,613       8,750
Issuance of debentures...........................              -      148,899
Unsecured loan repayment.........................          (4,000)     (4,000)
Commercial paper repayments-net..................        (146,460)   (293,693)
Dividends paid...................................         (91,225)    (90,258)
Other-net........................................               1         (11)
                                                        _________   _________
        Net cash used in financing activities....        (229,071)   (230,313)
                                                        _________   _________
        Net increase (or decrease) in cash
          and temporary cash investments.........          (1,206)    127,171

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          36,277      31,923
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30...       $  35,071   $ 159,094
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  53,185   $  50,026
  Income taxes (net of refunds)..................       $  41,640   $  57,219
Non-cash financing activities
  Issuance of stock under benefit plans..........       $  21,682   $     538

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

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $24,239,000 and $11,647,000 at December 31, 1995, and June 30, 1996, including interest.
These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $35,124,000 and $20,030,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation (CNG Transmission, a subsidiary), for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The estimated liability for such costs was $37,021,000 and $27,213,000 at December 31, 1995, and June 30, 1996, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $25 million.

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

(5) The Company recognized charges in the 1995 second quarter and the 1996 first quarter in connection with workforce reduction programs and for the write-down of the carrying value of its coal properties.

    Workforce Reduction Programs

    A workforce reduction program approved in March 1995 by the Company's Board of Directors included a voluntary early retirement program and an involuntary separation program. The early retirement program was offered at six of the Company's subsidiaries from April 1 through May 31, 1995, with eligible employees retiring before December 31, 1995. A total of 479 eligible employees elected to accept the early retirement offer. Also, 103 employees were separated from the Company in conjunction with the workforce reduction program. In connection with the program, the Company recorded charges to earnings in the second quarter of 1995 amounting to $36,412,000 for retirement incentives and severance costs. Such charges reduced 1995 second quarter net income by $23,668,000, or 25 cents a share. In addition, certain of the Company's regulated subsidiaries deferred $3,402,000 of workforce reduction program costs pending recovery in future rate-making proceedings.

    In January 1996, unions at two subsidiaries approved the adoption of a workforce reduction program that consisted of a voluntary early retirement program, with eligibility based upon the employee's age and years of service as of December 31, 1996, and a voluntary separation program. The early retirement incentives included five additional years of age and pension service for determining pension benefits. The early retirement program was offered from February 1 through March 31, 1996, with eligible employees retiring effective April 1, 1996. The voluntary separation program involved severance benefit payments to affected employees. A total of 73 eligible employees elected to accept the early retirement offer and an additional 57 employees were separated from the Company under the voluntary program. In connection with the workforce reduction program, the Company recorded charges to earnings in the first quarter of 1996 amounting to $3,379,000 for retirement incentives and severance costs. Such charges reduced 1996 first quarter net income by $2,069,000, or 2 cents a share. In addition, one of the subsidiaries has deferred $812,000 of workforce reduction costs pending recovery in future rate-making proceedings.

    Write-down and Subsequent Sale of Coal Properties

    In early 1995, the Company initiated an evaluation of the possible disposition of the coal reserves and related properties owned by CNG Coal Company (CNG Coal, a subsidiary). These reserves had been acquired in the late 1960s and 1970s to meet expected long-term gas supply needs through coal gasification. However, due to gas industry deregulation, excess gas supplies nationwide, and both low demand and prices for coal, the Company concluded that it was not economically feasible to develop such reserves, nor were these assets aligned with the Company's longer-term strategy.

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

    In July 1996, CNG Coal completed the sale of its coal properties to Cyprus Consolidated Resources Corporation, a subsidiary of Cyprus Amax Minerals Company. Proceeds from the sale consist of an initial cash payment, cash to be received in the form of equal annual installments, and payments to be received from the future production of the coal reserves. The sale of the properties did not have a material effect on the Company's financial condition, results of operations or cash flow.

(6) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1995, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued           Capital in
Treasury Stock
                                    ____________________
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1995.............      93,592   $257,377      $478,535       $
- - -           -       $  -
Common stock issued
  Performance shares.............         353        972        14,852
(15,824)         -          -
  Stock options..................         261        719         9,376
- - -           -          -
  Stock awards-net...............          72        197         3,022
(3,140)         -          -
  Dividend Reinvestment Plan.....          53        146         2,370
- - -           -          -
  Amortization and adjustment....          -          -          2,639
1,090          -          -
Purchase of treasury stock.......          -          -              -
- - -           (6)      (258)
Sale of treasury stock...........          -          -              1
- - -            6        258
                                       ______   ________      ________
________       _____      _____
At June 30, 1996 ................      94,331   $259,411      $510,795
$(17,874)         -       $  -
                                       ======   ========      ========
========       =====      =====
________________________________________________________________________________
____________________________

Beginning in the first quarter of 1996, restricted stock awards and performance restricted stock awards (performance shares) were granted to certain key employees of the Company. The common stock issued for these awards is held by the Company until the attached restrictions lapse. The market value of the restricted stock awards on the date granted is recognized as compensation expense over the vesting period - in this case, three years. For performance shares, the market value of the awards, including any changes since the date of grant, is recognized as compensation expense over the three-year performance period. The value of the awards not yet recognized as compensation expense is reflected in common stockholders' equity as Unearned Compensation.

(7) At the Company's Annual Meeting of Shareholders on May 21, 1996, the common shareholders approved amendments to the Certificate of Incorporation to increase the authorized number of shares of common stock, to eliminate the existing authorized shares of preferred stock, and to authorize a new class of preferred stock. Accordingly, the number of authorized shares of common stock was increased from 200,000,000 shares of $2.75 par value, to 400,000,000 shares of $2.75 par value. In addition, the existing 2,500,000 authorized shares of preferred stock of $100 par value were eliminated and replaced with 5,000,000 authorized shares of a new class of preferred stock of $100 par value. There were no shares of preferred stock issued or outstanding at December 31, 1995 or June 30, 1996.

(8) The indenture between the Company and The Chase Manhattan Corporation (formerly Chemical Bank), as Trustee, relating to certain of the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $630,688,000 of consolidated retained earnings was free from such restrictions at June 30, 1996.

(9) The 9 3/8% Debentures Due February 1, 1997, continue to be classified as long-term debt at June 30, 1996, based on the Company's current intent to refinance the debentures at maturity through the use of the Company's currently-effective registration statement for the sale of debt securities on file with the SEC.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(10) CNG Iroquois, Inc. (CNG Iroquois), a wholly owned subsidiary of CNG Transmission, holds a 9.4% general partnership interest in Iroquois Gas Transmission System, L. P. (Iroquois). Iroquois owns and operates a 375-mile interstate natural gas transmission pipeline from Canada to the Northeast United States. CNG Iroquois' investment in Iroquois was $17.6 million as of June 30, 1996.

    On June 28, 1996, CNG Iroquois entered into a definitive agreement with ANR Iroquois, Inc. to acquire an additional 6.6% interest in Iroquois for approximately $15 million. Pending regulatory approvals which are expected to occur later in 1996, CNG Iroquois will hold a 16% general partnership interest in Iroquois.

(11) Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the aggregate estimated future cash flows to be derived from an asset are less than its carrying amount, an impairment must be recognized. The Company's gas and oil producing activities that are subject to the SEC's full cost accounting method will continue to be evaluated for impairment under SEC Regulation S-X. SFAS No. 121 also requires the write-off of a regulatory asset if and when it is no longer probable that future revenues will provide for the recovery of the carrying value of the asset. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first six months of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $410.4 million and $558.7 million for the six months ended June 30, 1996 and 1995, respectively. The decline in net cash provided by operating activities in 1996 is due in part to the deferral of purchased gas costs in excess of costs currently recovered in rates and the payment of customer refunds during the period. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current six-month period, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1995.

Due to the significant amount of revenues generated during the first six months of a year, the consolidated balance sheet at the end of June customarily shows an increase in cash and temporary cash investments over the balance at the end of the previous year. However, the balance of cash and temporary cash investments at June 30, 1996, is less than the balance at December 31, 1995, due primarily to the deferral by certain distribution subsidiaries of gas cost increases incurred during the first quarter of 1996 and the repayment of commercial paper borrowings.

After the winter heating season and by June 30, accounts receivable have declined, as is customary, from the high levels at the end of the previous year and March of the current year. In addition, the inventory of stored gas was reduced during the first six months of 1996 due to the increased demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost is charged to the income statement and recorded as a current liability. This liability is reduced as the inventory is replenished later in the year, and by year-end the liability is eliminated.

During the remainder of 1996, funds required for the capital spending program, as well as other general corporate purposes, are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.

The Company's two short-term credit agreements totaling $775 million are available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreements may be used to temporarily finance capital expenditures. These credit agreements were scheduled to expire on June 29, 1996; however, the Company has extended the expiration date to June 27, 1997. There were no amounts outstanding under these credit agreements at June 30, 1996.

In addition to the short-term credit agreements, external financing could be obtained, if necessary, through the issuance of new debt securities during the remainder of 1996. In this regard, the Company has a currently effective shelf registration with the SEC that would permit the sale of up to $350 million of debt securities. The amount and timing of any future sale of these debt securities will depend on capital requirements and financial market conditions. In addition, reference is made to Note 9 to the consolidated financial statements regarding the use of debt securities under the shelf registration.

Reference is made to Note 11 to the consolidated financial statements for information regarding a new accounting standard adopted by the Company in 1996. Also in connection with this discussion of financial condition, reference is also made to Notes 3 and 5 through 8 to the consolidated financial statements.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     System Results

The Company reported net income for the first six months of 1996 of $215,417,000, or $2.29 a share, compared with a net loss of $54,908,000, or 59 cents a share, in the first six months of 1995. Results for the first half of 1995, however, include the effects of three special items. During the 1995 first quarter, the Company recorded a non-cash charge to write down the cost of gas and oil producing properties, amounting to $145,000,000 after taxes, or $1.56 per share. During the second quarter of 1995, the Company recorded a charge amounting to $23,668,000 after taxes, or 25 cents a share, for costs related to the implementation of a workforce reduction program. Also in the 1995 second quarter, the Company recognized a non-cash charge of $20,323,000 after taxes, or 22 cents a share, in connection with a write-down of coal properties. Excluding these special items, net income for the first six months of 1995 would have been $134,083,000, or $1.44 per share. Reference is made to Notes 4 and 5 to the consolidated financial statements, pages 4 and 5, for details of the special charges recognized in 1995.

For the second quarter of 1996, the Company reported net income of $34,617,000, or 37 cents a share, compared with a net loss of $33,512,000, or 36 cents a share, in the prior year period. Excluding the impact of the two special charges recognized in the 1995 second quarter, net income for the prior year quarter would have been $10,479,000, or 11 cents a share.

Higher wellhead prices for natural gas, increased gas and oil production, colder weather, lower operating costs and the impact of new rates in place for most of the Company's gas distribution customers contributed to the improved results for both the first half and second quarter of 1996.

Weather in the Company's retail service territories through the first half of 1996 was 14.2 percent colder than 1995 and 7.5 percent colder than normal. In the second quarter of 1996, weather was 12.4 percent colder than last year and
8.3 percent colder than normal.

     Operating Revenues

Regulated gas sales revenues in the first six months of 1996 increased $61.1 million from the comparable 1995 period, with sales volumes increasing 16.8 billion cubic feet (Bcf) from the prior year to 185.5 Bcf. Regulated gas sales revenues and volumes increased in 1996 for the Company's residential and commercial customer groups, while revenues declined and volumes were flat for the industrial customer class. In the second quarter, regulated gas sales revenues increased $18.1 million, to $265.1 million, due to both higher gas sales rates and volumes. Nonregulated gas sales revenues declined $37.3 million, to $522.1 million, in the first six months of 1996 while sales volumes declined 132.8 Bcf, to 189.5 Bcf, compared to last year. Second quarter 1996 nonregulated gas sales revenues declined $63.6 million, to $202.9 million, with sales volumes decreasing 70.3 Bcf to 80.0 Bcf. Nonregulated gas sales revenues and volumes declined in both 1996 periods as the energy marketing services component reduced transaction volumes due to market conditions and lower gas margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas transportation and storage revenues were $241.9 million in the first half of 1996, up $14.6 million over 1995. The increase was due to higher gas transportation revenues, which increased $15.0 million due to higher volumes and rates, partly offset by slightly lower storage service revenues. Gas transportation and storage revenues increased $1.7 million in the second quarter of 1996 compared with the year-ago period due to higher gas transportation revenues, as higher rates more than offset the effect of lower volumes.

Other operating revenues increased $75.0 million to $191.6 million in the first six months of 1996. Electricity sales by the energy marketing services component increased $25.9 million compared to the first half of 1995.
Revenues from oil brokering increased $24.7 million due to both higher volumes and rates, while revenues from the sale of oil and condensate production increased $9.7 million. Revenues from the sale of products extracted from natural gas increased $5.5 million. Other revenues increased $9.2 million in the first six months of 1996 due in part to increased revenues from royalties and other miscellaneous revenue categories. In the second quarter of 1996, total other operating revenues increased $33.7 million compared to 1995 due largely to increased revenues from oil brokering and electricity sales.

     Operating Expenses

Total operating expenses, excluding income taxes, declined $273.6 million in the first half of 1996 and $79.0 million in the second quarter. Excluding the impact of the 1995 first quarter impairment of gas and oil producing properties and the second quarter charge in connection with the workforce reduction program, operating expenses for the first six months of 1996 decreased $11.0 million. Excluding the latter charge, operating expenses were down $42.6 million in the second quarter. Total purchased gas expense was down $103.0 million in the first half and $94.1 million in the second quarter of 1996 compared to the prior year periods. Decreased volume requirements in connection with nonregulated gas sales and the deferral of purchased gas costs by the regulated subsidiaries more than offset the effect of higher average purchase prices during both 1996 periods. Transport capacity and other purchased products expense was higher in both 1996 periods, increasing $54.0 million in the first half and $24.3 million in the second quarter. These increases were due primarily to electricity purchased for resale by the energy marketing services component and oil purchased for resale by CNG Producing Company (CNG Producing). Excluding the effect of the charge related to the 1995 workforce reduction program, combined operation and maintenance expense increased $23.8 million in the first six months of 1996 and $16.1 million in the second quarter due largely to higher royalties paid in 1996. Workforce reduction costs incurred in the first quarter of the year also affected 1996 expenses (see Note 5 to the consolidated financial statements, page 5). The increases in both 1996 periods were partially offset by lower payroll and certain administrative expenses. Depreciation and amortization expense increased $17.1 million and $12.4 million in the first six months and second quarter of 1996, respectively, due primarily to higher gas and oil production volumes. Taxes, other than income taxes, were down $2.9 million in the first half of 1996 and $1.3 million in the second quarter due in large part to lower excise and property taxes.

Income taxes increased $146.6 million in the first half of 1996 reflecting pretax income of $328.9 million in the period, compared to a pretax loss of $88.0 million in 1995. In the second quarter of 1996, income taxes increased $31.3 million compared to 1995 as pretax income in 1996 was $99.4 million higher than the year-ago period.

     Interest Revenues and Interest Charges

Interest revenues declined $4.0 million in the first six months of 1996 and $3.8 million in the second quarter due primarily to the lower level of temporary cash investments in 1996.

Total interest charges decreased $.9 million and $1.9 million in the first six months and second quarter of 1996, respectively. The declines in both periods were due largely to reduced interest expense related to the decreased level of commercial paper borrowings in 1996 and other interest expense, partially offset by higher interest expense related to the $150 million of debentures issued in April 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
____________________________________________________________________________
                                          Six Months to      Three Months to
                                              June 30            June 30
                                        __________________  ________________
                                          1996      1995      1996     1995
____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution . . . . . . . . . . . . .  $  213.3  $  135.0  $   8.8  $ (17.9)
Transmission . . . . . . . . . . . . .      98.6      78.0     33.4     23.8
Exploration and production . . . . . .      63.7    (231.7)    27.5     (4.3)
Energy marketing services* . . . . . .       2.2       4.4      3.2      1.9
Other. . . . . . . . . . . . . . . . .        .6       1.5       .1       .7
Corporate and eliminations . . . . . .      (4.3)      (.1)    (1.1)    (1.2)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $  374.1  $  (12.9) $  71.9  $   3.0
                                        ========  ========  =======  =======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,097.6  $1,025.0  $ 296.0  $ 275.8
Transmission . . . . . . . . . . . . .     258.5     241.8    103.7    101.3
Exploration and production . . . . . .     291.5     170.8    149.2     87.2
Energy marketing services* . . . . . .     621.4     605.8    241.5    282.4
Other. . . . . . . . . . . . . . . . .       9.0       8.8      4.5      4.4
Corporate and eliminations . . . . . .    (308.0)   (195.6)  (140.0)   (86.1)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $1,970.0  $1,856.6  $ 654.9  $ 665.0
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     185.7     168.7     43.7     41.0
Exploration and production . . . . . .      77.8      62.3     40.9     32.0
Energy marketing services* . . . . . .     201.9     323.4     86.3    151.5
Eliminations . . . . . . . . . . . . .     (90.4)    (63.4)   (47.4)   (33.2)
                                        ________  ________  _______  _______
  Total sales. . . . . . . . . . . . .     375.0     491.0    123.5    191.3
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .      93.6      85.0     37.9     37.0
Transmission . . . . . . . . . . . . .     431.3     403.3    146.9    148.4
Exploration and production . . . . . .        .9        .9       .5       .5
Energy marketing services* . . . . . .       1.6       2.7       .7      1.4
Eliminations . . . . . . . . . . . . .    (112.8)    (86.8)   (36.5)   (23.8)
                                        ________  ________  _______  _______
  Total transportation . . . . . . . .     414.6     405.1    149.5    163.5
                                        ========  ========  =======  =======
_____________________________________________________________________________
*Amounts for the three and six months ended June 30, 1996 and the three months ended June 30, 1995 include CNG Storage Service Company (CNG Storage). CNG Storage was included in the "Transmission" component for the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Distribution

Operating income before income taxes of the gas distribution operations was $213.3 million in the first six months of 1996, compared to $135.0 million in the first half of 1995. First half results for 1995 include a $17.7 million second quarter charge in connection with the workforce reduction program. Excluding this special item, operating income before income taxes for the first six months of 1995 was $152.7 million. Distribution throughput in the first half of 1996 was 279.3 Bcf, a 10 percent increase, reflecting weather that was both colder than normal and colder than 1995. Operating results for the first six months of 1996 also benefited from cost reduction efforts at the distribution subsidiaries and the impact of general rate increases that went into effect in the latter part of 1995 at The Peoples Natural Gas Company, Hope Gas, Inc. and The East Ohio Gas Company.

Residential gas sales volumes increased 14.0 Bcf in the first half of 1996 to
137.1 Bcf. Commercial sales increased 1.6 Bcf while volumes transported for these customers were up 5.2 Bcf. Deliveries to industrial customers were slightly higher in the 1996 period, increasing 1.0 Bcf to 72.1 Bcf. While industrial sales were unchanged at 4.0 Bcf, transportation volumes rose 1.0 Bcf to 68.1 Bcf.

In the second quarter of 1996, the distribution operations reported operating income before income taxes of $8.8 million, compared to an operating loss before income taxes of $17.9 million in the 1995 second quarter. Excluding the charge for the workforce reduction program, the 1995 second quarter operating loss before income taxes was $.2 million. Results for the 1996 quarter reflect colder than normal weather, lower operating costs and the impact of new rates noted above. Residential gas sales volumes of 32.2 Bcf were up 2.0 Bcf compared to the year-ago period, while commercial sales volumes were down .5 Bcf to 9.0 Bcf. However, gas transported for these customers was 7.6 Bcf, up 1.7 Bcf in the 1996 quarter. Deliveries to industrial customers decreased 1.3 Bcf to 31.0 Bcf reflecting declines in both sales and transportation volumes.

     Transmission

Operating income before income taxes of the gas transmission operations in the first six months of 1996 was $98.6 million, up $20.6 million from $78.0 million in 1995. For the second quarter of 1996, operating income before income taxes was $33.4 million, an increase of $9.6 million from $23.8 million in 1995. Excluding the impact of the 1995 second quarter charge of $6.1 million related to the workforce reduction program, 1995 first half and second quarter operating income before income taxes would have been $84.1 million and $29.9 million, respectively. Increased gas transportation and by-products revenues, higher transportation rates and lower combined operation and maintenance expenses, partially offset by first quarter 1996 workforce reduction charges of $3.4 million, contributed to the 1996 first half results. Higher gas transportation and other operating revenues and lower operating costs contributed positively to second quarter results.

Gas throughput for the transmission operations, consisting entirely of transportation volumes, was 431.3 Bcf in the first six months of 1996, up from
403.3 Bcf in the first half of 1995. Gas throughput was 146.9 Bcf in the second quarter of 1996, down 1.5 Bcf from 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Exploration and Production

The exploration and production operations reported operating income before income taxes of $63.7 million for the first six months of 1996, compared to an operating loss before income taxes of $231.7 million in the first half of 1995. In the second quarter, operating income before income taxes was $27.5 million, compared to an operating loss before income taxes of $4.3 million in 1995. The loss for the first six months of 1995 reflects the non-cash charge of $226.2 million in the first quarter for the impairment of gas and oil producing properties (see Note 4 to the consolidated financial statements, page 4). In addition, the 1995 first half and second quarter results include a $9.2 million charge recognized in connection with the workforce reduction program. Excluding the effects of these special items, the exploration and production operations had operating income before income taxes of $3.7 million and $4.9 million in the first half and second quarter of 1995, respectively. Operating results for both the first half and second quarter of 1996 benefited from higher gas wellhead prices and increased gas and oil production.

The Company's average gas wellhead price in the first six months of 1996 was $2.48 a thousand cubic feet (Mcf), up significantly from $1.82 in 1995. In the second quarter, the average gas price was $2.29 per Mcf, up from $1.81 in the second quarter of 1995. The higher prices in 1996 reflect higher demand resulting from colder weather and reduced storage inventory levels nationwide. Gas production in the first half of 1996 was 67.5 Bcf, up 33 percent from 50.9 Bcf in 1995. Second quarter gas production was 35.8 Bcf, up 35 percent from
26.6 Bcf in the 1995 quarter. The increase in gas production in both 1996 periods is due partially to the impact of two significant Gulf of Mexico projects which commenced production in the first quarter of 1996, Popeye and Main Pass 225, and the effect of production enhancement efforts at existing Company-operated fields. The Company's oil wellhead prices averaged $16.93 a barrel in the first six months of 1996 compared to $16.59 a barrel in the first half of 1995, while prices for the 1996 second quarter averaged $17.05 a barrel, unchanged from the prior year quarter. Oil production was 2.1 million barrels in the first half of 1996, up from 1.6 million barrels in 1995. For the second quarter of 1996, oil production was 1,113,000 barrels, compared with 822,000 barrels in 1995. The increase in oil production in both 1996 periods is due in large part to production from the Popeye project.

     Energy Marketing Services

Energy marketing services reported operating income before income taxes of $2.2 million in the first six months of 1996, compared to $4.4 million in the first half of 1995. For the second quarter, operating income before income taxes was $3.2 million, an increase from $1.9 million in 1995. The higher 1996 second quarter results reflect an increased contribution from power marketing operations. Total throughput for this component was 203.5 Bcf for the first half of 1996, a decrease of 122.6 Bcf compared to the first six months of 1995. For the second quarter of 1996, total throughput was 87.0 Bcf, compared to 152.9 Bcf in the prior year quarter. This component reduced transaction volumes in both 1996 periods due to market conditions and low gas margins. Power marketing, which includes the sale of wholesale electricity, increased in the first six months of 1996 to 1,297,000 megawatt-hours compared to 780,000 megawatt-hours in 1995. Electricity marketed in the second quarter of 1996 was 505,000 megawatt-hours compared to 351,000 megawatt-hours in 1995.

This component also includes the Company's ownership in seven independent power plants and reported equity income of $2.5 million in the first six months of 1996, compared to $1.2 million in the first half of 1995. Second quarter equity income was $1.9 million in 1996, compared to $.9 million in 1995. These amounts are not included in operating income before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Selected Twelve-Month Data

The following selected financial data (unaudited) relates to the twelve months ended June 30, 1996 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,420,750
Operating expenses.....................................              2,884,250
    Operating income before income taxes...............                536,500
Income taxes...........................................                149,480
Other income...........................................                  8,433
Interest charges.......................................                103,784
    Net income.........................................             $  291,669*
    Earnings per share of common stock.................                  $3.11*
    Average common shares outstanding (thousands)......                 93,739
Times fixed charges earned.............................                   4.62
______________________________________________________________________________
*Includes charges related to workforce reductions in the last two quarters of 1995 totaling $1,950,000 after taxes, or 2 cents a share, and charges related to workforce reductions in the 1996 first quarter totaling $2,069,000 after taxes, or 2 cents a share.

OTHER INFORMATION

     Exploration and Production

As previously reported, CNG Producing, acting alone or with partners, was the high bidder on five of the tracts offered at the federal government's April 24, 1996 Gulf of Mexico lease sale. The Company's bids totaled $7.6 million for 100 percent working interests in four tracts and a 50 percent interest in the remaining property. All five of the bids have been accepted by the government.


                           **********


In connection with the financial information included in PART I of this report, reference is made to the Company's 1995 Annual Report, its 1995 Form 10-K and its quarterly report to the SEC on Form 10-Q for the quarter ended March 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the second quarter of 1996, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1995 Form 10-K or in any earlier Form 10-Q for 1996 as then pending.

ITEM 2.   CHANGES IN SECURITIES
(a)  None.
(b)  Limitations on the payment of dividends by the Company are set forth in
Note 7 to the consolidated financial statements, page 6, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 21, 1996. Common shareholders voted on seven items. The voting results on these matters were as follows:

1.  Election of three Directors.

                                Votes         Votes        Broker
    Nominees                     For         Withheld     Non-Votes
    ________                  __________    __________    _________

Paul E. Lego                  71,637,626     2,837,460        0
Margaret A. McKenna           71,806,976     2,668,109        0
Walter R. Peirson             71,836,858     2,638,227        0

Directors whose term of office continued after the meeting:
Term expiring May 1997:  William S. Barrack, Jr., Ray J. Groves,
                         Steven A. Minter and Lois Wyse
Term expiring May 1998:  J. W. Connolly, George A. Davidson, Jr.
                         and Richard P. Simmons

2. Ratification of the appointment of Price Waterhouse LLP as independent accountants.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     73,159,918           942,105          373,062            0

3. A proposal to amend article FOURTH of the Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 shares of $2.75 par value, to 400,000,000 shares of $2.75 par value.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     63,619,777        10,078,257          777,051            0

4. A proposal to amend article FOURTH of the Certificate of Incorporation to eliminate the existing authorized 2,500,000 shares of preferred stock of $100 par value, to authorize 5,000,000 shares of a new class of preferred stock of $100 par value, and to amend certain provisions.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     51,777,426        14,021,852          925,081        7,750,726

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Concluded)

5. Action on a stockholder-proposed resolution regarding the shareholder rights plan.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     32,713,760        31,668,751        2,095,110        7,997,464

6. Action on a stockholder-proposed resolution regarding Director compensation.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     27,057,618        37,388,995        2,035,183        7,993,289

7. Action on a stockholder-proposed resolution regarding change of control agreements.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     26,620,050        36,839,471        3,122,275        7,893,289

ITEM 5.   OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

Reports on Form 8-K  -  None

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

   (3)  Articles of Incorporation and By-Laws:
        (3A) Certificate of Incorporation of Consolidated Natural Gas Company, restated October 4, 1990 (incorporated by reference to Exhibit A-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7811), and Amendments to Certificate of Incorporation, filed with the State of Delaware May 31, 1996 (incorporated by reference to Exhibit A-5 of the Application-Declaration of Consolidated Natural Gas Company, Amendment No. 4 to Form U-1, File No. 70-8667)

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1996 and 1995

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1996

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. Westfall
                                       _______________________________________
                                                     D. M. Westfall
                                                 Senior Vice President
                                              and Chief Financial Officer



                                                    S. R. McGreevy
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

August 9, 1996

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________
   (3)  Articles of Incorporation and By-Laws:
        (3A) Certificate of Incorporation of Consolidated Natural Gas Company, restated October 4, 1990 (incorporated by reference to Exhibit A-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7811), and Amendments to Certificate of Incorporation, filed with the State of Delaware May 31, 1996 (incorporated by reference to Exhibit A-5 of the Application-Declaration of Consolidated Natural Gas Company, Amendment No. 4 to Form U-1, File No. 70-8667)

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1996 and 1995 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1996 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________