Form 10-Q
period 1996-09-30
CONSOLIDATED NATURAL GAS CO
filed 1996-11-12
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                          SEPTEMBER 30, 1996




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at October 31,
1996:   94,835,480

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 1996



                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1996 and 1995...     1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at September 30, 1996 (Unaudited), and December 31, 1995..........     2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Nine Months Ended September 30, 1996 and 1995.............     3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................     4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................     8


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................    15

ITEM 2.   CHANGES IN SECURITIES.......................................    15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................    15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    15

ITEM 5.   OTHER INFORMATION...........................................    15

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K...........................    15


SIGNATURES............................................................    16

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
September 30

________________________    ____________________
                                                               1996
1995         1996        1995
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales  . . . . . . . . . . . . . . . .        $1,165,054
$1,087,117    $150,648    $133,809
Nonregulated gas sales . . . . . . . . . . . . . . .           743,283
780,940     221,193     221,563
                                                            __________
__________    ________    ________
    Total gas sales  . . . . . . . . . . . . . . . .         1,908,337
1,868,057     371,841     355,372
Gas transportation and storage . . . . . . . . . . .           341,388
325,364      99,467      98,057
Other  . . . . . . . . . . . . . . . . . . . . . . .           315,366
178,330     123,749      61,713
                                                            __________
__________    ________    ________
    Total operating revenues (Note 3). . . . . . . .         2,565,091
2,371,751     595,057     515,142
                                                            __________
__________    ________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .         1,043,591
1,182,205     183,963     219,567
Transport capacity and other purchased products  . .           227,121
111,953     100,363      39,162
Operation expense (Note 5) . . . . . . . . . . . . .           483,092
465,450     159,450     131,849
Maintenance. . . . . . . . . . . . . . . . . . . . .            58,541
61,934      19,625      20,405
Depreciation and amortization. . . . . . . . . . . .           223,870
188,975      77,309      59,536
Impairment of gas and oil producing
  properties (Note 4)  . . . . . . . . . . . . . . .                -
226,209          -           -
Taxes, other than income taxes . . . . . . . . . . .           143,706
145,988      43,302      42,667
                                                            __________
__________    ________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         2,179,921
2,382,714     584,012     513,186
                                                            __________
__________    ________    ________
    Operating income before income taxes . . . . . .           385,170
(10,963)     11,045       1,956
Income taxes . . . . . . . . . . . . . . . . . . . .           109,658
(41,648)     (3,806)     (8,575)
                                                            __________
__________    ________    ________
    Operating income . . . . . . . . . . . . . . . .           275,512
30,685      14,851      10,531
                                                            __________
__________    ________    ________

OTHER INCOME (DEDUCTIONS)
Interest revenues. . . . . . . . . . . . . . . . . .             2,356
7,577         772       1,994
Write-down of coal properties (Note 5) . . . . . . .                -
(31,266)         -           -
Other-net  . . . . . . . . . . . . . . . . . . . . .             8,199
4,761       3,612       1,846
                                                            __________
__________    ________    ________
    Total other income (deductions). . . . . . . . .            10,555
(18,928)      4,384       3,840
                                                            __________
__________    ________    ________
    Income before interest charges . . . . . . . . .           286,067
11,757      19,235      14,371
                                                            __________
__________    ________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            74,082
71,030      24,695      24,797
Other interest expense . . . . . . . . . . . . . . .             5,631
10,993       1,038       2,407
Allowance for funds used during construction . . . .            (3,945)
(4,143)     (1,380)     (1,618)
                                                            __________
__________    ________    ________
    Total interest charges . . . . . . . . . . . . .            75,768
77,880      24,353      25,586
                                                            __________
__________    ________    ________

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . .        $  210,299    $
(66,123)   $ (5,118)   $(11,215)
                                                            ==========
==========    ========    ========
  Earnings (loss) per share of common stock,
    based on average shares outstanding  . . . . . .            $ 2.23        $
(.71)      $(.05)      $(.12)
  Average common shares outstanding
    (thousands). . . . . . . . . . . . . . . . . . .            94,284
93,180      94,637      93,312
  Dividends declared per common share. . . . . . . .            $1.455
$1.455       $.485       $.485

_____________________________________________________________________________________
_______________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

                                       1

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                    At September  At December
                                                      30, 1996     31, 1995
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,775,179  $ 4,710,086
Accumulated depreciation and amortization......       (1,818,928)  (1,785,965)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,956,251    2,924,121
                                                     ___________  ___________
Exploration and production properties..........        3,405,008    3,219,264
Accumulated depreciation and amortization......       (2,350,262)  (2,230,980)
                                                     ___________  ___________
     Net exploration and production properties.        1,054,746      988,284
                                                     ___________  ___________
     Net property, plant and equipment.........        4,010,997    3,912,405
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           33,577       36,277
Accounts receivable, less allowance for
  doubtful accounts............................          361,344      656,338
Gas stored - current portion...................          220,802      112,429
Materials and supplies (average cost method)...           36,490       35,815
Unrecovered gas costs..........................          106,826       25,123
Deferred income taxes - current (net)..........               -        20,993
Prepayments and other current assets...........          154,604      181,686
                                                     ___________  ___________
     Total current assets......................          913,643    1,068,661
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............           19,037       28,672
Other investments (Note 9).....................           98,087       60,939
Deferred charges and other assets (Notes 3
  and 5).......................................          356,960      347,616
                                                     ___________  ___________
     Total regulatory and other assets.........          474,084      437,227
                                                     ___________  ___________
     Total assets..............................      $ 5,398,724  $ 5,418,293
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1996 - 94,800,947 shares;
      1995 - 93,591,623 shares)................      $   260,703  $   257,377
  Capital in excess of par value...............          530,580      478,535
  Retained earnings............................        1,382,547    1,309,906
  Unearned compensation........................          (18,122)          -
                                                     ___________  ___________
     Total common stockholders' equity.........        2,155,708    2,045,818
Long-term debt (Note 8)........................        1,288,723    1,291,811
                                                     ___________  ___________
     Total capitalization......................        3,444,431    3,337,629
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........           10,250       10,250
Commercial paper...............................          409,000      336,000
Accounts payable...............................          311,695      410,296
Estimated rate contingencies and
  refunds (Note 3).............................           24,313       59,363
Amounts payable to customers...................               -        40,315
Taxes accrued..................................           17,270      114,335
Deferred income taxes - current (net)..........           33,467           -
Other current liabilities......................          159,179      140,731
                                                     ___________  ___________
     Total current liabilities.................          965,174    1,111,290
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          687,790      672,266
Accumulated deferred investment tax credits....           29,380       31,031
Deferred credits and other liabilities.........          271,949      266,077
                                                     ___________  ___________
     Total deferred credits....................          989,119      969,374
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,398,724  $ 5,418,293
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                  Nine Months to September 30
                                                        _____________________
                                                          1996         1995
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...................................    $ 210,299   $ (66,123)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Depreciation and amortization...................      223,870     188,975
    Impairment of gas and oil producing
      properties....................................           -      226,209
    Write-down of coal properties...................           -       31,266
    Deferred income taxes-net.......................       65,402    (114,367)
    Changes in current assets and
      current liabilities
      Accounts receivable-net.......................      293,450     177,394
      Inventories...................................     (109,048)      1,334
      Unrecovered gas costs.........................      (81,703)     13,135
      Accounts payable..............................     (121,130)    (29,081)
      Estimated rate contingencies and refunds......      (35,050)     47,316
      Amounts payable to customers..................      (40,315)      7,621
      Taxes accrued.................................      (97,065)    (10,353)
      Other-net.....................................       45,188      45,663
    Changes in other assets and
      other liabilities.............................        3,340      55,095
    Other...........................................          505       2,276
                                                        _________   _________
        Net cash provided by operating activities...      357,743     576,360
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions.....     (297,649)   (311,042)
Proceeds from dispositions of property, plant
  and equipment-net.................................        9,748      12,489
Cost of other investments-net.......................      (37,397)     (4,761)
                                                        _________   _________
        Net cash used in investing activities.......     (325,298)   (303,314)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock............................       32,617      11,887
Issuance of debentures..............................           -      148,899
Unsecured loan repayment............................       (4,000)     (4,000)
Commercial paper-net................................       73,307    (299,805)
Dividends paid......................................     (137,072)   (135,496)
Other-net...........................................            3         (10)
                                                        _________   _________
        Net cash used in financing activities.......      (35,145)   (278,525)
                                                        _________   _________
        Net decrease in cash and temporary
          cash investments..........................       (2,700)     (5,479)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1....       36,277      31,923
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.    $  33,577   $  26,444
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized).............    $  65,411   $  60,320
  Income taxes (net of refunds).....................    $  78,970   $  58,501
Non-cash financing activities
  Issuance of stock under benefit plans.............    $  23,720   $     975

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

(3) Certain increases in prices by subsidiaries and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $24,239,000 and $5,553,000 at December 31, 1995, and September 30, 1996, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $35,124,000 and $18,760,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The Company's distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies, including CNG Transmission Corporation (CNG Transmission, a subsidiary), for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The estimated liability for such costs was $37,021,000 and $20,663,000 at December 31, 1995, and September 30, 1996, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover their remaining transition costs. Based on management's current estimates, the distribution subsidiaries' portion of such additional costs could be in the range of $20 million.

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

(5) The Company recognized charges in the 1995 second and third quarters and the 1996 first quarter in connection with workforce reduction programs and in the 1995 second quarter for the write-down of the carrying value of its coal properties.

    Workforce Reduction Programs

    A workforce reduction program approved in March 1995 by the Company's Board of Directors included a voluntary early retirement program and an involuntary separation program. The early retirement program was offered at six of the Company's subsidiaries from April 1 through May 31, 1995, with eligible employees retiring before December 31, 1995. In June 1995, the Board of Directors approved a separate workforce reduction program at a seventh subsidiary that included voluntary early retirement incentives similar to those offered at the other six subsidiaries. The early retirement program was offered at the seventh subsidiary from July 1 through August 31, 1995, with eligible employees retiring before December 31, 1995. A total of 571 eligible employees elected to accept the early retirement offer and an additional 217 employees were separated from the Company in conjunction with these programs. In connection with the programs, the Company recorded charges to earnings in the second and third quarters of 1995 amounting to $36,412,000 and $3,457,000, respectively, for retirement incentives and severance costs. Such charges reduced 1995 second and third quarter net income by $23,668,000, or 25 cents a share, and $2,343,000, or 2 cents a share, respectively. In addition, certain of the Company's regulated subsidiaries deferred $10,004,000 of workforce reduction costs pending recovery in future rate-making proceedings.

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

    In September 1996, the Board of Directors approved a separate early retirement program for West Ohio Gas Company (West Ohio Gas) in connection with its planned merger into The East Ohio Gas Company (East Ohio Gas) (see "Other Information," page 14), each a wholly owned subsidiary of the Company. This program includes voluntary early retirement incentives similar to those offered previously at the Company's other subsidiaries and is being offered from October 1 through November 29, 1996, with eligible employees retiring effective December 1, 1996. Charges resulting from this program are not expected to be significant.

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

(6) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1995, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued           Capital in
Treasury Stock
                                    ____________________
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1995.............      93,592   $257,377      $478,535       $
-           -       $  -
Common stock issued
  Stock options..................         679      1,869        26,097
-           -          -
  Performance shares-net.........         374      1,028        16,016
(17,044)         -          -
  Stock awards-net...............          80        221         3,453
(3,564)         -          -
  Dividend Reinvestment Plan.....          76        208         3,537
-           -          -
  Amortization and adjustment....          -          -          3,002
2,486          -          -
Purchase of treasury stock.......          -          -              -
-          (62)    (3,355)
Sale of treasury stock...........          -          -            (60)
-           62      3,355
                                       ______   ________      ________
________       _____      _____
At September 30, 1996............      94,801   $260,703      $530,580
$(18,122)         -       $  -
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

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(7) The indenture between the Company and The Chase Manhattan Corporation (formerly Chemical Bank), as Trustee, relating to certain of the Company's senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $576,274,000 of consolidated retained earnings was free from such restrictions at September 30, 1996.

(8) The 9 3/8% Debentures Due February 1, 1997, continue to be classified as long-term debt at September 30, 1996, based on the Company's intent and ability to refinance the Debentures. Subsequent to the end of the third quarter, the Company sold $150,000,000 of 6 7/8% Debentures Due October 15, 2026. The Debentures are noncallable but will be redeemed at par at the option of the holder on October 15, 2006. Payment for the Debentures took place on October 21, 1996.

(9) As previously reported, on June 28, 1996, CNG Iroquois, Inc. (CNG Iroquois), a wholly owned subsidiary of CNG Transmission, entered into a definitive agreement with ANR Iroquois, Inc. to acquire an additional 6.6% interest in Iroquois Gas Transmission System, L.P. (Iroquois). Iroquois owns and operates a 375-mile interstate natural gas transmission pipeline from Canada to the northeast United States. The transaction was completed September 17, 1996, at a net purchase price of $13.8 million in cash. At September 30, 1996, CNG Iroquois held a 16% general partnership interest in Iroquois with a total investment of $31.4 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of low seasonal demand for gas during the summer months, sales and transportation revenues are lower during this period compared to the first and second quarters, and third quarter results generally range from a loss to a small profit. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $357.7 million and $576.3 million for the nine months ended September 30, 1996 and 1995, respectively. The decline in net cash provided by operating activities in 1996 is due in part to the deferral of purchased gas costs in excess of costs currently recovered in rates and the payment of customer refunds during the period. In the current nine-month period, available cash was used primarily to satisfy cash requirements for operations, capital expenditures, and dividend payments.

Due to the seasonality of the regulated subsidiaries' heating business, the balance sheet at the end of September customarily shows a significant decrease in accounts receivable from the balance at the end of the previous year.
Also, by September 30, gas inventories which had been withdrawn during the early part of the year have been substantially replenished for the forthcoming heating season.

As discussed in Note 8 to the consolidated financial statements, subsequent to the end of the third quarter the Company sold $150 million of debentures under a currently-effective shelf registration with the SEC. The proceeds from this transaction will be used to finance, in part, 1996 capital expenditures and/or acquire, retire or redeem securities of which the Company is an issuer.

During the remainder of 1996, funds required for the capital spending program, as well as other general corporate purposes, are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing for the subsidiaries, primarily for gas inventory and other working capital requirements.

The Company's two short-term credit agreements totaling $775 million are available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreements may be used to temporarily finance capital expenditures. There were no amounts outstanding under these agreements at September 30, 1996. Although the Company does not currently anticipate the need for additional external financing in 1996, such funds, if necessary, could be obtained through the issuance of new debt securities. In this regard, the Company's shelf registration with the SEC would permit the sale of up to $200 million of debt securities.

Reference is made to Note 10 to the consolidated financial statements for information regarding a new accounting standard adopted by the Company in 1996. Also in connection with this discussion of financial condition, reference is made to Notes 3 and 5 through 7 to the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     System Results

The Company reported net income for the first nine months of 1996 of $210,299,000, or $2.23 a share, compared with a net loss of $66,123,000, or 71 cents a share, in the first nine months of 1995. Results for 1995, however, include the effects of three special items. During the 1995 first quarter, the Company recorded a non-cash charge to write down the cost of gas and oil producing properties, amounting to $145,000,000 after taxes, or $1.56 per share. During the second and third quarters of 1995, the Company recorded charges totaling $26,011,000 after taxes, or 27 cents a share, for costs related to the implementation of workforce reduction programs. Also in the 1995 second quarter, the Company recognized a non-cash charge of $20,323,000 after taxes, or 22 cents a share, in connection with a write-down of coal properties. Excluding these special items, net income for the first nine months of 1995 would have been $125,211,000, or $1.34 per share. Reference is made to Notes 4 and 5 to the consolidated financial statements, pages 4 and 5, for details of the special charges recognized in 1995.

For the 1996 third quarter, the Company reported a net loss of $5,118,000, or 5 cents a share, compared with a net loss of $11,215,000, or 12 cents a share, in the prior year period. Excluding workforce reduction charges of $2,343,000 after taxes, or 2 cents a share, recognized during the 1995 third quarter, the net loss for the prior year quarter would have been $8,872,000, or 10 cents a share. The Company's utility operations normally experience a loss in the third quarter because of low seasonal demand for gas in the summer months.

Higher wellhead prices for natural gas and oil, increased gas and oil production, colder weather, cost controls and the impact of new rates in place for most of the Company's gas distribution customers contributed to the improved results for both the first nine months and third quarter of 1996. Weather in the Company's retail service territories through the first nine months of 1996 was 13.8 percent colder than 1995 and 7.5 percent colder than normal.

     Operating Revenues

Regulated gas sales revenues in the first nine months of 1996 increased $77.9 million from the comparable 1995 period, with sales volumes increasing 15.9 billion cubic feet (Bcf), to 203.7 Bcf. Regulated gas sales revenues and volumes increased in 1996 for the Company's residential and commercial customer groups, while revenues and volumes declined for the industrial customer class. In the third quarter, regulated gas sales revenues increased $16.8 million, to $150.6 million, as higher gas sales rates for residential and commercial customers more than offset the effect of declines in sales volumes. Nonregulated gas sales revenues declined $37.7 million, to $743.3 million, in the first nine months of 1996 while sales volumes declined 171.6 Bcf, to 282.0 Bcf. Third quarter 1996 nonregulated gas sales revenues decreased $.4 million, to $221.2 million, while sales volumes decreased 38.8 Bcf to 92.5 Bcf. Despite higher gas sales prices, reduced transaction volumes of the energy marketing services component due to market conditions and lower gas margins resulted in the declines in nonregulated gas sales in both 1996 periods.

Gas transportation and storage revenues were $341.4 million in the first nine months of 1996, up $16.0 million over 1995. The increase was due to higher gas transportation revenues, which increased $19.4 million due to higher volumes and rates, partly offset by lower storage service revenues. Gas transportation and storage revenues increased $1.4 million in the third quarter of 1996 compared to the year-ago period due to higher gas transportation revenues, as higher rates more than offset the effect of lower volumes and lower storage service revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating revenues increased $137.1 million in the first nine months of 1996. Electricity sales by the energy marketing services component increased $51.1 million compared to the first nine months of 1995. Revenues from oil brokering increased $47.4 million due to both higher volumes and rates, while revenues from the sale of oil and condensate production increased $20.2 million. Revenues from the sale of products extracted from natural gas increased $5.7 million. Other revenues increased $12.7 million in the first nine months of 1996 due in part to increased revenues from royalties and other miscellaneous revenue categories. In the third quarter of 1996, total other operating revenues increased $62.1 million compared to 1995 due largely to increased revenues from electricity sales and oil brokering.

     Operating Expenses

Excluding the impact of the 1995 first quarter impairment of gas and oil producing properties and the 1995 second and third quarter workforce reduction charges, total operating expenses, excluding income taxes, for the first nine months of 1996 increased $63.2 million. Excluding the effect of the 1995 third quarter workforce reduction charge, operating expenses were up $74.2 million in the third quarter. Total purchased gas expense was down $138.6 million in the first nine months and $35.6 million in the third quarter of 1996 compared to the prior year periods. Decreased volume requirements in connection with nonregulated gas sales and the deferral of purchased gas costs by the regulated subsidiaries more than offset the effect of higher average purchase prices during both 1996 periods. Transport capacity and other purchased products expense was higher in both 1996 periods, increasing $115.1 million in the first nine months and $61.1 million in the third quarter.
These increases were due primarily to electricity purchased for resale by the energy marketing services component and oil purchased for resale by CNG Producing Company (CNG Producing, a subsidiary). Excluding the effect of the 1995 workforce reduction charges, combined operation and maintenance expense increased $54.1 million in the first nine months of 1996 and $30.3 million in the third quarter due in large part to higher royalties paid in 1996 resulting from higher gas and oil wellhead prices and production. Workforce reduction costs incurred in the first quarter of the year also affected 1996 expenses (see Note 5 to the consolidated financial statements, page 5). The increases in both 1996 periods were partially offset by lower payroll and certain administrative expenses. Depreciation and amortization expense increased $34.9 million and $17.8 million in the first nine months and third quarter of 1996, respectively, due primarily to higher gas and oil production volumes. Taxes, other than income taxes, were down $2.3 million in the first nine months of 1996 due in large part to lower excise and payroll taxes.

Income taxes increased $151.4 million in the first nine months of 1996 reflecting pretax income of $320.0 million in the period, compared to a pretax loss of $107.8 million in 1995. The 1996 third quarter income tax benefit decreased $4.8 million compared to the prior year quarter due chiefly to a smaller pretax operating loss in 1996.

     Interest Revenues and Interest Charges

Interest revenues declined $5.2 million in the first nine months of 1996 and $1.2 million in the third quarter due primarily to the lower level of temporary cash investments in 1996.

Total interest charges decreased $2.1 million and $1.2 million in the first nine months and the third quarter of 1996, respectively. The declines in both periods were due largely to lower interest expense related to customer refunds. The decrease in the first nine months of 1996 was partially offset by higher interest expense related to the $150 million of debentures issued in April 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
____________________________________________________________________________
                                         Nine Months to      Three Months to
                                          September 30        September 30
                                        __________________  ________________
                                          1996      1995      1996     1995
____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution . . . . . . . . . . . . .  $  175.9  $  101.3  $ (37.4) $ (33.7)
Transmission . . . . . . . . . . . . .     133.9     106.2     35.3     28.2
Exploration and production . . . . . .      89.7    (223.4)    26.0      8.3
Energy marketing services* . . . . . .      (7.8)      2.3    (10.0)    (2.1)
Other. . . . . . . . . . . . . . . . .       (.2)      2.1      (.8)      .6
Corporate and eliminations . . . . . .      (6.3)       .5     (2.0)      .6
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $  385.2  $  (11.0) $  11.1  $   1.9
                                        ========  ========  =======  =======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,273.8  $1,190.1  $ 176.2  $ 165.1
Transmission . . . . . . . . . . . . .     367.3     330.5    108.8     88.7
Exploration and production . . . . . .     446.0     254.8    154.5     84.0
Energy marketing services* . . . . . .     907.8     853.9    286.4    248.1
Other. . . . . . . . . . . . . . . . .      13.6      13.1      4.6      4.3
Corporate and eliminations . . . . . .    (443.4)   (270.6)  (135.4)   (75.0)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $2,565.1  $2,371.8  $ 595.1  $ 515.2
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     203.9     187.8     18.2     19.1
Exploration and production . . . . . .     118.2      92.2     40.4     29.9
Energy marketing services* . . . . . .     300.9     454.8     99.0    131.4
Eliminations . . . . . . . . . . . . .    (137.3)    (93.4)   (46.9)   (30.0)
                                        ________  ________  _______  _______
  Total sales. . . . . . . . . . . . .     485.7     641.4    110.7    150.4
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .     126.0     118.4     32.4     33.4
Transmission . . . . . . . . . . . . .     548.9     528.4    117.6    125.1
Exploration and production . . . . . .       1.4       1.3       .5       .4
Energy marketing services* . . . . . .       2.3       3.9       .7      1.2
Eliminations . . . . . . . . . . . . .    (133.4)   (111.9)   (20.6)   (25.1)
                                        ________  ________  _______  _______
  Total transportation . . . . . . . .     545.2     540.1    130.6    135.0
                                        ========  ========  =======  =======
_____________________________________________________________________________
*Amounts for the three and nine months ended September 30, 1996 and the three and six months ended September 30, 1995 include CNG Storage Service Company (CNG Storage). CNG Storage was included in the "Transmission" component for the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Distribution

Operating income before income taxes of the gas distribution operations was $175.9 million in the first nine months of 1996, compared to $101.3 million in the first nine months of 1995. Results for the 1995 period include workforce reduction charges totaling $20.9 million. Excluding these special charges, operating income before income taxes for the first nine months of 1995 was $122.2 million. Distribution throughput in the first nine months of 1996 was
329.9 Bcf, an 8 percent increase over the prior year, reflecting weather that was both colder than normal and colder than 1995. Operating results for the first nine months of 1996 also benefited from cost control efforts at the distribution subsidiaries and the impact of general rate increases that went into effect in the latter part of 1995 at The Peoples Natural Gas Company, Hope Gas, Inc. and East Ohio Gas.

Residential gas sales volumes increased 13.8 Bcf in the first nine months of 1996 to 150.4 Bcf. Commercial sales increased 1.0 Bcf while volumes transported for these customers were up 5.6 Bcf. Deliveries to industrial customers were slightly lower in the 1996 period, decreasing .7 Bcf to 101.1 Bcf. Industrial sales were down .2 Bcf to 4.8 Bcf, while transportation volumes declined .5 Bcf to 96.3 Bcf.

In the third quarter of 1996, the distribution operations reported an operating loss before income taxes of $37.4 million, compared to an operating loss before income taxes of $33.7 million in the prior year quarter.
Excluding workforce reduction charges, the 1995 third quarter operating loss before income taxes was $30.5 million. Results for the 1996 quarter reflect lower throughput and the costs associated with combining and streamlining certain business functions. Cost savings from these restructuring changes should be realized in future periods. Residential gas sales volumes of 13.3 Bcf were relatively flat compared to the year ago period. While commercial sales volumes were down .6 Bcf to 4.1 Bcf, gas transported for these customers was up .4 Bcf to 3.8 Bcf in the 1996 quarter. Deliveries to industrial customers decreased 1.7 Bcf to 29.0 Bcf reflecting declines in both sales and transportation volumes.

     Transmission

Operating income before income taxes of the gas transmission operations in the first nine months of 1996 was $133.9 million, up $27.7 million from $106.2 million in 1995. Results for 1995 include workforce reduction charges totaling $6.5 million. Excluding these charges, operating income before income taxes for the first nine months of 1995 was $112.7 million. For the 1996 third quarter, operating income before income taxes was $35.3 million, an increase of $7.1 million from $28.2 million in 1995. Excluding special charges, 1995 third quarter operating income before income taxes was $28.6 million. Cost control efforts and increased gas transportation and by-products revenues, partially offset by first quarter 1996 workforce reduction charges of $3.4 million, contributed to results for the first nine months of 1996. Higher gas transportation and other operating revenues contributed to improved third quarter results.

Gas throughput for the transmission operations, consisting entirely of transportation volumes, was 548.9 Bcf in the first nine months of 1996, up from 528.4 Bcf in the comparable 1995 period. Gas throughput was 117.6 Bcf in the third quarter of 1996, down 7.5 Bcf from 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Exploration and Production

Operating results for both the first nine months and third quarter of 1996 benefited from higher gas and oil wellhead prices and increased gas and oil production. The exploration and production operations reported operating income before income taxes of $89.7 million in the first nine months of 1996, compared to an operating loss before income taxes of $223.4 million in 1995. In the third quarter, operating income before income taxes was $26.0 million, compared to $8.3 million in 1995. The loss for the first nine months of 1995 reflects the non-cash charge of $226.2 million in the first quarter for the impairment of gas and oil producing properties (see Note 4 to the consolidated financial statements, page 4). In addition, the first nine months and third quarter results for 1995 include an $8.9 million charge and a credit of $.3 million, respectively, recognized in connection with workforce reductions. Excluding the effects of these special items, the exploration and production operations had operating income before income taxes of $11.7 million and $8.0 million in the first nine months and third quarter of 1995, respectively.

The Company's average gas wellhead price in the first nine months of 1996 was $2.40 a thousand cubic feet (Mcf), compared with $1.80 in 1995. In the third quarter, the average gas price was $2.24 per Mcf, up from $1.78 in the third quarter of 1995. Gas production in the first nine months of 1996 was 104.4 Bcf, up 40 percent from 74.5 Bcf in 1995. Third quarter gas production was
36.9 Bcf, up 56 percent from 23.6 Bcf in the 1995 quarter. The increase in gas production in both 1996 periods is due partially to the impact of two significant Gulf of Mexico projects which commenced production in the first quarter of 1996, Popeye and Main Pass 225. Production also benefited from the effect of production enhancement efforts at existing Company-operated fields. The Company's average oil wellhead prices were higher in both 1996 periods. Oil wellhead prices averaged $17.19 a barrel in the nine months compared with $16.24 in 1995, while prices for the quarter averaged $17.63 a barrel, up from $15.54 a year ago. Oil production was 3.4 million barrels in the first nine months of 1996, up 43 percent from 2.4 million barrels in 1995. For the third quarter, oil production was 1.3 million barrels, up 57 percent from .8 million barrels in the 1995 quarter. The increase in oil production in both 1996 periods is due in large part to production from the Popeye project.

     Energy Marketing Services

Energy marketing services reported an operating loss before income taxes of $7.8 million in the first nine months of 1996 compared with operating income before income taxes of $2.3 million in the first nine months of 1995. For the 1996 third quarter, the operating loss before income taxes was $10.0 million, compared with an operating loss before income taxes of $2.1 million in the prior year quarter. The 1996 third quarter loss occurred in part because this component contracted for quantities of natural gas to supply power plants during the summer air-conditioning season; these quantities proved to be too high when third quarter weather turned cooler than expected. Higher overhead costs also contributed to the 1996 third quarter loss. Total throughput for this component was 303.2 Bcf for the first nine months of 1996, a decrease of
155.5 Bcf compared to the first nine months of 1995. For the third quarter, total throughput was 99.7 Bcf, compared to 132.6 Bcf in the prior year quarter. This component reduced transaction volumes in both 1996 periods due to market conditions and low gas margins. Power marketing, which includes the sale of wholesale electricity, increased in the first nine months of 1996 to 2,791,000 megawatt-hours compared to 1,654,000 megawatt-hours in 1995. Electricity marketed in the third quarter of 1996 was 1,494,000 megawatt-hours compared to 874,000 megawatt-hours in 1995.

This component also reported equity income of $5.0 million and $2.9 million in the first nine months of 1996 and 1995, respectively. Third quarter equity income was $2.5 million in 1996, compared to $1.7 million in 1995. Equity income of this component is primarily attributable to the Company's ownership in seven independent power plants. These amounts are not included in operating income before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended September 30, 1996 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $3,500,665
Operating expenses.....................................              2,955,076
    Operating income before income taxes...............                545,589
Income taxes...........................................                154,249
Other income...........................................                  8,977
Interest charges.......................................                102,551
    Net income.........................................             $  297,766*
    Earnings per share of common stock.................                  $3.17*
    Average common shares outstanding (thousands)......                 94,072
Times fixed charges earned.............................                   4.82
______________________________________________________________________________
*Includes charges related to workforce reductions totaling $1,676,000 after taxes, or 2 cents a share.

OTHER INFORMATION

     State Regulatory Matters

On September 12, 1996, the Company announced its intention to merge West Ohio Gas into East Ohio Gas effective no later than January 1, 1997, pending regulatory approval. The planned merger is part of an overall objective to improve the cost-effectiveness of the distribution operations and to better position the Company for competing in the future energy environment.

On September 25, 1996, Virginia Natural Gas, Inc. (Virginia Natural Gas) filed an expedited rate application with the Virginia State Corporation Commission requesting an annual revenue increase of $13.9 million. The requested rate increase reflects the recovery of higher operating costs and additional investment in facilities required to serve customers on Virginia Natural Gas' system. The new rates went into effect, subject to refund, on October 25, 1996.

Also on September 25, 1996, East Ohio Gas filed a proposal with the Public Utilities Commission of Ohio to permit open access for all of its Ohio customers. If approved, open access service to customers who do not already have such an option - small business and residential customers - would be phased in beginning mid-1997 with full implementation proposed for April 1998. Under open access programs, natural gas suppliers other than the local utility can use the utility's existing lines to deliver gas to customers. Under this proposal, Ohio customers would also have the option of continuing to purchase natural gas from East Ohio Gas.

     Exploration and Production

On October 17, 1996, CNG Producing announced the acquisition of 47 Bcf equivalent of natural gas reserves in two Utah producing fields for approximately $24 million. CNG Producing purchased the interests of Enserch Exploration, Inc., in Riverbend, a natural gas field, and West Willow Creek, an oilfield, both in the state of Utah. The purchase gives CNG Producing complete ownership of both fields.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1995 Annual Report, its 1995 Form 10-K and its quarterly reports to the SEC on Form 10-Q for the quarters ended March 31 and June 30, 1996.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the third quarter of 1996, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1995 Form 10-K or in any earlier Form 10-Q for 1996 as then pending.

ITEM 2.   CHANGES IN SECURITIES
(a)  None.
(b)  Limitations on the payment of dividends by the Company are set forth in
Note 7 to the consolidated financial statements, page 7, and reference is made thereto.

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

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1996 and 1995

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1996

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. Westfall
                                       _______________________________________
                                                     D. M. Westfall
                                                 Senior Vice President
                                              and Chief Financial Officer



                                                    S. R. McGreevy
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

November 12, 1996

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________
  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1996 and 1995 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1996 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________