Form 10-K
period 1996-12-31
CONSOLIDATED NATURAL GAS CO
filed 1997-03-25
CIK 23738

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 1-3196
                                --------------
                       CONSOLIDATED NATURAL GAS COMPANY
                            A DELAWARE CORPORATION
           CNG TOWER, 625 LIBERTY AVENUE, PITTSBURGH, PA 15222-3199
                           TELEPHONE (412) 227-1000
                 IRS EMPLOYER IDENTIFICATION NUMBER 13-0596475
                                --------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Common Stock:                                   Registered:
     $2.75 Par Value                                 New York Stock Exchange

    Common Stock Purchase Rights                     New York Stock Exchange

    Debentures:
     6 5/8% Debentures Due December 1, 2008          New York Stock Exchange
     6 7/8% Debentures Due October 15, 2026          New York Stock Exchange
     7 3/8% Debentures Due April 1, 2005             New York Stock Exchange
     6 5/8% Debentures Due December 1, 2013          New York Stock Exchange
     5 3/4% Debentures Due August 1, 2003            New York Stock Exchange
     5 7/8% Debentures Due October 1, 1998           New York Stock Exchange
     8 3/4% Debentures Due October 1, 2019           New York Stock Exchange
     8 3/4% Debentures Due June 1, 1999              New York Stock Exchange
     8 5/8% Debentures Due December 1, 2011          New York Stock Exchange

    Convertible Subordinated Debentures:
     7 1/4% Convertible Subordinated Debentures
      Due December 15, 2015                          New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                --------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

  The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $5,265,515,622 as of January 31, 1997. It was assumed in this calculation that the registrant's affiliates are all of its directors and/or officers, and they beneficially owned 279,600 shares of voting stock at that date.

  Shares of Common Stock, $2.75 Par Value, outstanding at January 31, 1997:
94,940,555.

  The registrant's "Notice of Annual Meeting and Proxy Statement, 1997" and Appendix I thereto are hereby incorporated by reference into Parts I, II, III and IV of this Form 10-K.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1996

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 FORWARD-LOOKING INFORMATION............................................      1
 ---------------------------

 PART I
 ------

     ITEM 1.  BUSINESS
              The Company...............................................      2
              Governmental Regulation...................................      3
              Capital Expenditures......................................      4
              Competitive Conditions....................................      4
              Gas Supply................................................      8
              Gas Sales and Transportation..............................     11
              Gas Sales, Supply, Transportation and Storage Statistics..     13
              Market Expansion..........................................     14
              Rate Matters..............................................     15
              Executive Officers of the Company.........................     16
     ITEM 2.  PROPERTIES
              General Information on Facilities.........................     17
              Map--Principal Facilities.................................     18
              Map--Exploration and Production Areas.....................     19
              Gas and Oil Producing Activities..........................     20
     ITEM 3.  LEGAL PROCEEDINGS.........................................     22
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     22

 PART II
 -------

     ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS......................................     22
     ITEM 6.  SELECTED FINANCIAL DATA...................................     23
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................     23
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     23
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE......................     23

 PART III
 --------

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...........     23
     ITEM 11. EXECUTIVE COMPENSATION....................................     23
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...............................................     23
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     24

 PART IV
 -------

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.................................................     24
 SIGNATURES ............................................................     28
 ----------

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1996

FORWARD-LOOKING INFORMATION
---------------------------

Certain matters discussed in this Annual Report on Form 10-K for Consolidated Natural Gas Company and its subsidiaries (the Company) are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and financial accounting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1996

                                    PART I
                                    ------

ITEM 1.  BUSINESS

THE COMPANY

Consolidated Natural Gas Company is a Delaware corporation organized on July 21, 1942, and a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). It is engaged solely in the business of owning and holding all of the outstanding equity securities of fifteen directly owned subsidiary companies.

The Parent Company and subsidiaries at December 31, 1996, are listed below. In addition to operating in all phases of the natural gas business, the Company explores for and produces oil and provides a variety of energy marketing services. At December 31, 1996, the Company had 6,426 regular employees.
-------------------------------------------------------------------------------

                                                                    State of
                         Name of Company                          Incorporation
-------------------------------------------------------------------------------
CONSOLIDATED NATURAL GAS COMPANY (Parent Company)................   Delaware
All wholly owned subsidiaries of the Parent Company:
 Consolidated Natural Gas Service Company, Inc. (Service
 Company)........................................................   Delaware
 The East Ohio Gas Company (East Ohio Gas).......................     Ohio
 The Peoples Natural Gas Company (Peoples Natural Gas)........... Pennsylvania
 Virginia Natural Gas, Inc. (Virginia Natural Gas)...............   Virginia
 Hope Gas, Inc. (Hope Gas)....................................... West Virginia
 West Ohio Gas Company (West Ohio Gas)*..........................     Ohio
 CNG Transmission Corporation (CNG Transmission).................   Delaware
 CNG Producing Company (CNG Producing)...........................   Delaware
 CNG Energy Services Corporation (CNG Energy Services)...........   Delaware
 CNG Power Services Corporation (CNG Power Services).............   Delaware
 CNG International Corporation (CNG International)...............   Delaware
 Consolidated System LNG Company (Consolidated LNG)..............   Delaware
 CNG Research Company (CNG Research).............................   Delaware
 CNG Coal Company (CNG Coal).....................................   Delaware
 CNG Financial Services, Inc. (CNG Financial)....................   Delaware

*Effective January 1, 1997, West Ohio Gas merged with East Ohio Gas.
-------------------------------------------------------------------------------

The principal cities served at retail by the gas distribution subsidiaries (East Ohio Gas, West Ohio Gas, Peoples Natural Gas, Virginia Natural Gas and Hope Gas) are: Cleveland, Akron, Youngstown, Canton, Warren, Lima, Ashtabula and Marietta in Ohio; Pittsburgh (a portion), Altoona and Johnstown in Pennsylvania; Norfolk, Newport News, Virginia Beach, Chesapeake, Hampton and Williamsburg in Virginia; and Clarksburg and Parkersburg in West Virginia. At December 31, 1996, the Company served at retail approximately 1,841,000 residential, commercial and industrial gas sales customers in Ohio, Pennsylvania, Virginia and West Virginia. Variations in weather conditions can materially affect the volume of gas delivered by the distribution subsidiaries, as 98 percent of their residential and commercial customers use gas for space heating.

CNG Transmission is an interstate gas transmission subsidiary that operates a regional interstate pipeline system serving each of the distribution subsidiaries, and nonaffiliated utility and end-user customers in the Midwest, the Mid-Atlantic states and the Northeast. Through its wholly owned subsidiary, CNG Iroquois, Inc., CNG Transmission holds a 16 percent general partnership interest in the Iroquois Gas

Transmission System, L.P., a Delaware limited partnership that owns and operates an interstate natural gas pipeline extending from the Canada-United States border near Iroquois, Ontario, to Long Island, New York. The Iroquois pipeline transports Canadian gas to utility and power generation customers in metropolitan New York and New England.

CNG Producing is a gas and oil exploration and production subsidiary whose activities are conducted primarily in the Gulf of Mexico, the southern and western United States, the Appalachian region, and in Canada.

CNG Energy Services is a nonregulated energy marketing subsidiary that markets Company-owned gas production and offers an array of gas sales, transportation, storage and other services that can be arranged separately or in various combinations to meet the individual energy needs of customers. CNG Energy Services also holds the Company's ownership interests in seven independent power plants, including a 34% limited partnership interest in Lakewood Cogeneration, L.P. (Lakewood Partnership), which operates a 237-megawatt cogeneration facility in Lakewood, New Jersey.

CNG Power Services is a power marketing subsidiary with Federal Energy Regulatory Commission (FERC) approval to purchase and resell electricity at market-based rates. CNG Power Services also owns a 1% general partnership interest in the Lakewood Partnership.

CNG International was formed in 1996 to engage in energy-related activities outside of the United States. CNG International holds a 30 percent ownership interest in Epic Energy Pty Ltd. (Epic Energy), an Australian entity that owns and operates two major long-distance natural gas pipelines in Australia.

Consolidated LNG was organized to import and regasify liquefied natural gas
(LNG) for sale to CNG Transmission. However, Consolidated LNG ended its involvement in LNG operations in 1982 and is currently recovering its undepreciated investment in LNG-related facilities, plus carrying charges and taxes, through a FERC-approved amortization surcharge.

CNG Research administers proprietary research activities. Amounts spent on research activities in the calendar years 1994 through 1996 by all the subsidiaries were not material.

CNG Coal formerly owned coal reserves and a related plant site. In 1995, the Company recognized a pretax charge of $31.3 million in connection with a write-down of the value of these coal properties. In July 1996, CNG Coal completed the sale of its properties to a subsidiary of Cyprus Amax Minerals Company.

Service Company is a subsidiary service company, authorized by the Securities and Exchange Commission (SEC) under the PUHCA. It advises and assists the other subsidiary companies on administrative and technical matters and manages centralized activities and facilities for their benefit. It also provides services to the Parent Company.

CNG Financial was formed to engage in financing of gas-utilizing equipment, but has not yet engaged in any such transactions.

GOVERNMENTAL REGULATION

The Company is subject to regulation by the SEC pursuant to the PUHCA. After an in-depth study of the PUHCA in the context of fundamental changes in the energy industry over the past decade, the SEC's Division of Investment Management issued a report in 1995 on the regulation of public utility holding companies. This report contains recommendations for legislative action, including repeal of the PUHCA with more oversight responsibility borne by the FERC and state commissions. The report also proposes reform to remove a substantial portion of the administrative burden inherent in the current PUHCA regulatory policies and procedures. The SEC initiated action in 1995 to implement such reform. In addition, legislation for the repeal of the PUHCA was introduced in Congress during 1996, but was not enacted. Legislation for repeal of the PUHCA in connection with electric industry deregulation (see "Gas and Electric Industry Developments," page 5) has been introduced again in Congress in 1997, and it is anticipated that federal legislation for stand-alone repeal will be introduced again during 1997.

CNG Transmission and Consolidated LNG are "natural-gas companies" subject to the Natural Gas Act of 1938, as amended. CNG Transmission's interstate transportation and storage activities are regulated under such Act and are conducted in accordance with tariffs and service agreements on file with the FERC. CNG Energy Services and CNG Power Services, public utilities as defined by section 201 of the Federal Power Act, are also subject to limited FERC regulation. The distribution subsidiaries are subject to regulation by the respective utility commissions in the states within which they operate.

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

The Company is subject to the provisions of various federal laws dealing with the protection of the environment. CNG Transmission and certain of the distribution subsidiaries are subject to the Federal Clean Air Act (Clean Air
Act) and the Federal Clean Air Act Amendments of 1990 which added significantly to the existing requirements established by the Clean Air Act. In addition, the subsidiary companies are subject to the environmental laws and regulations of state and local governmental authorities in the areas within which the subsidiaries have operations or facilities.

CAPITAL EXPENDITURES

The current capital spending program for 1997 is estimated at $525.9 million, a 6.1 percent decrease compared with total capital spending in 1996. The estimated 1997 budget has been allocated as follows: distribution, $150.3 million; transmission, $82.7 million; exploration and production, $231.4 million; energy marketing services, $5.6 million; and corporate and other, $55.9 million. The decreased level of capital expenditures anticipated for 1997 assumes slightly lower spending for exploration and production operations, reflecting reduced spending on deep-water projects and increased conventional drilling, both onshore and offshore. Transmission and distribution operations expenditures will primarily be limited to spending for enhancements and improvements in the pipeline system and related facilities. The "corporate and other" category includes expenditures to upgrade information systems technology, primarily to centralize and consolidate services and financial systems, and to invest in selected international projects. The capital budget will be reviewed during the year and is subject to revision.

COMPETITIVE CONDITIONS

Various regulatory and market trends have combined to increase competition for the Company in recent years, and for the gas industry in general. The factors affecting the Company include: regulatory efforts, such as the FERC's various initiatives to increase competition in the industry; the overall availability of gas nationwide at relatively low prices; competition from producers and other sellers and brokers of gas for the retail and wholesale markets; expansion of competition among distribution companies for industrial and commercial customers; competition with existing and proposed pipelines, and projects to import gas from Canada and other foreign countries; and competition with other energy forms, such as electricity, fuel oil and coal.

   RESTRUCTURING OF INTERSTATE PIPELINE INDUSTRY

FERC Order 636 has significantly increased competition in the natural gas industry. In the restructured marketplace, local gas utilities and large-volume end users, including former pipeline sales customers, bear all the responsibilities and risks for arranging the procurement of their gas supplies and contracting with pipelines to transport purchases.

The restructuring of the interstate natural gas pipeline industry has also affected the distribution subsidiaries. Industrial and large commercial gas users now purchase a large portion of their gas supplies directly from producers, from marketers, or on the spot market. However, the distribution subsidiaries have, for the most part, been able to retain these customers by providing transportation service for such supplies. The most significant effect on local distribution companies of Order 636 has been on their gas supply procurement and storage practices, as these companies now bear all the responsibilities and risks for arranging the acquisition, delivery and storage of their own gas supplies. However, as the distribution subsidiaries have been managing a part of their own gas supplies for a number of years, the transition to the more competitive environment under Order 636 did not have a significant impact on their operations. Storage facilities owned and operated by the distribution and transmission operations as well as storage capacity acquired have become even more important factors in gas supply management.

Gas producers throughout the industry, including CNG Producing, are faced with a more diverse and active market with purchasers seeking to balance the advantage of lower-cost spot market supplies with the security of higher-priced, longer-term contracts. The presence of gas and energy marketing firms has added to the competition for CNG Producing. As a result, CNG Energy Services has been the primary marketing agent for all of the Company's nonregulated gas production since January 1, 1995 (see "Energy Marketing Services," page 8).

   GAS AND ELECTRIC INDUSTRY DEVELOPMENTS

In the post-Order 636 gas industry environment, competition at the retail level is receiving increased attention by state regulators. Several states have commenced proceedings to evaluate restructuring of the natural gas industry at the retail level. These proceedings have generally focused on unbundling, incentive ratemaking, market-based rates and customer choice (see "Retail Unbundling," page 14).

In addition to the further deregulation of the gas industry, the emerging unbundling of services provided by electric utilities may ultimately result in the convergence of both industries to create one overall, highly competitive marketplace for a customer's total energy needs. During 1995 and 1996, regulators at the federal and state levels finalized initiatives to promote increased competition in the electric industry. These initiatives included issuance in April 1996 of FERC Order Nos. 888 and 889 (Orders 888 and 889). By requiring open access to the national electric transmission grid, Order 888 fosters increased competition in both the generation of electricity and the supply of bulk power to major wholesale customers. A companion order, Order 889, addresses the timing, information access and other administrative details associated with the FERC deregulation initiative. Other signs of an increasingly deregulated electric utility environment include retail competition plans adopted in several states, pilot retail wheeling programs and pro-competition legislation proposed at both the federal and state levels.

Reflecting the evolution to a more competitive energy environment, the pace and size of business combinations among natural gas and electric utilities increased significantly during 1996. These business combinations have generally been initiated to provide benefits from economies of scale, to reduce costs by the elimination of duplicate facilities and processes, and to improve the strategic and competitive position of the surviving entity. Recent and pending regulatory actions may serve to further facilitate more business combinations in the energy industry. The FERC has streamlined its regulatory review process regarding pending mergers. In addition, the SEC has recommended legislation to conditionally repeal the PUHCA, to which the Company is subject, in conjunction with legislation which would grant the various state regulatory commissions greater oversight authority of companies currently subject to the PUHCA. If legislation to repeal or significantly modify the provisions of the PUHCA becomes law, certain restrictions related to diversification activities, including business combinations, for gas and electric companies subject to the PUHCA may be eased.

Through its actions in recent years, the Company believes it is well-positioned to compete in an evolving and increasingly deregulated energy marketplace. The creation in 1997 of CNG Retail Services Corporation and the ongoing development of the energy marketing services component, in conjunction with streamlining and restructuring of its existing distribution, transmission and exploration and production operations, reflects the Company's proactive approach to meeting the demands of a more competitive and dynamic business environment.

   DISTRIBUTION

The distribution subsidiaries generally operate in long-established service areas and have extensive facilities already in place. Growth in the Company's traditional service areas in Ohio, Pennsylvania and West Virginia is limited in that natural gas is already the fuel of choice for heating and for most significant industrial applications. These areas have experienced minimal population growth in recent years, and almost all customers have become more energy efficient, resulting in lower gas usage per customer. In addition, the economies of these areas, which were formerly based mainly on heavy industry, have diversified with increased emphasis on high technology and service oriented firms.

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

Competition in the markets served by the distribution subsidiaries continues to increase. As the gas industry has restructured and government regulations have changed, a marketplace has evolved with new and traditional competitors-- the usual oil and electric companies, other gas companies, producers seeking to gain direct access to the Company's customers, and gas brokers and dealers seeking to supplant supplies with spot market gas. Natural gas faces price competition with other energy forms, and certain of the distribution companies' industrial customers have the ability to switch to fuel oil or coal if desired. In addition, competition is increasing among local distribution companies to provide gas sales and transportation services to commercial and residential customers (see "Retail Unbundling," page 14). Currently, local distribution companies operate in what are essentially dual markets--a traditional utility market, where a utility has an obligation to provide service and offers a "bundled" package of services to all customers; and a "contract" market, where obligations are defined by contract terms and large customers can elect individually or in various combinations whatever gas supplies, storage and/or transportation services they require. The Company has responded to this competitive environment by offering an expanded range of services to its customers. The distribution subsidiaries routinely provide a variety of firm and interruptible services, including gas transportation, storage, supply pooling and balancing, and brokering, to industrial and commercial customers.

   TRANSMISSION

CNG Transmission operates a regional interstate pipeline system with the principal pipeline and storage facilities located in Ohio, Pennsylvania, West Virginia and New York. CNG Transmission offers gas transportation, storage and related services to its affiliates, as well as to utilities and end users in the Northeast, Mid-Atlantic and Midwest regions of the country.

The changing regulatory environment has provided CNG Transmission and other pipeline companies with unique opportunities for expansion. CNG Transmission has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast. CNG Transmission's large underground storage capacity and the location of its gridlike pipeline system as a link between the country's major gas pipelines and large markets on the East Coast have been key factors in the success of these expansion efforts. The Company's pipelines are part of an interconnected gas transmission system which will enable retail end users to take advantage of the accessibility of supplies nationwide in the evolving deregulation of the gas industry at the retail level (see "Gas and Electric Industry Developments," page 5 and "Retail Unbundling," page 14). In addition, such a network allows the Company to manage its gas supply requirements in an efficient and flexible manner.

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

CNG Producing faces significant competition in the bidding for federal offshore leases and in obtaining leases and drilling rights for onshore properties. Since CNG Producing is the operator of a number of properties, it also faces competition in securing drilling equipment and supplies for exploration and development. From the production perspective, the marketing of gas and oil is highly competitive with price being the most significant factor. Effective January 1, 1995, CNG Energy Services became the primary marketing agent for all of the Company's nonregulated gas production. When the economics warrant, the Company attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of the Company's gas production. Further, the deliverability of gas produced is also influenced by competition for downstream pipeline transportation capacity. In response to the unbundling of sales services previously offered by pipelines, CNG Producing and CNG Energy Services have taken actions to expand and diversify the Company's customer base. CNG Energy Services continues to develop new marketing strategies and contracts to address customer needs for intermediate and long-term gas supplies as well as other energy services.

The exploration for and production of gas and oil is subject to various federal and state laws and regulations which may, among other things, limit well drilling activity and volumes produced. Changes in these laws and regulations can impact the exploration and production operations.

   ENERGY MARKETING SERVICES

The Company's energy marketing services operations, comprised of CNG Energy Services and CNG Power Services, are engaged in a variety of energy-related activities in highly competitive markets. These activities, which are under a single management team, include fuel management, gas trading, energy price risk management, pipeline capacity and storage management, power marketing and electric generation.

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

Regulatory actions, economic factors, and changes in customers and their preferences continue to reshape the Company's gas sales markets. A significant number of industrial customers and many commercial customers currently purchase a large portion of their gas supplies from producers, marketers, or on the spot market, and contract with the transmission and distribution subsidiaries for transportation and other services. Since these customers are less reliant on the distribution subsidiaries for sales service, the volume of gas that these subsidiaries must obtain to meet sales requirements has been reduced. This trend is likely to continue as the state regulatory environment proceeds towards unbundling of services at the retail level. The distribution subsidiaries and CNG Energy Services have the responsibility and risk for obtaining their own gas supplies.

The Company's available gas supply in 1996 was again in a surplus position-- where available supplies exceed sales requirements. Considering the Company's large storage capacity, the volumes obtainable under its gas purchase and gas supply contracts, Company-owned gas reserves, and assuming the future availability of spot market gas, the Company believes that supplies will be available to meet sales requirements for several years. Gas supply statistics for the past five years are on page 13.

   GAS PURCHASED

Purchased gas volumes were 618.3 billion cubic feet (Bcf) in 1996, representing 83 percent of the Company's total 1996 gas supply of 744.5 Bcf. Spot market and short-term purchases were 553.4 Bcf, or about 74 percent of the total 1996 supply. Volumes purchased under contracts with Appalachian area producers totaled 64.9 Bcf, or 9 percent of the 1996 supply.

While spot market gas supplies have historically been obtained at lower prices, the availability and price of such supplies to distribution companies can be severely impacted by market swings in supply and demand, often due to sudden changes in weather conditions. The distribution subsidiaries must weigh the benefits of generally lower-cost spot market purchases with the security of longer-term contract arrangements. To ensure a secure supply, the distribution subsidiaries have purchased a larger portion of their gas supplies directly from producers on a firm basis. However, spot market gas will continue to be part of the Company's supply mix, particularly for CNG Energy Services.

Gas purchased from producers and on the spot market is delivered to the distribution subsidiaries using the firm transport capacity contracted for on interstate pipelines. At December 31, 1996, the subsidiaries had 365 Bcf of firm transport capacity to move supplies from purchase locations to market, yielding deliveries of up to 1.0 Bcf of gas a day. These pipelines include CNG Transmission, Tennessee Gas Pipeline Company, Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, ANR Pipeline Company, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation and Columbia Gas Transmission Corporation. CNG Energy Services also uses firm transportation capacity to receive supplies from producers and make deliveries to customers.

   GAS STORAGE

The Company's underground storage complex plays an important part in balancing gas supply with sales demand and is essential to servicing the Company's large volume of space-heating business. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity. The Company operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. The Company owns 21 of these storage fields and has joint-ownership with other companies in 5 of the fields. The total designed capacity of the storage fields is approximately 885 Bcf. The Company's share of the total capacity is about 669 Bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

CNG Transmission operates 719 Bcf of the total designed storage capacity and owns 503 Bcf of the Company's capacity. CNG Transmission utilizes a large portion of its turnable capacity to provide approximately 252 Bcf of gas storage service for others. This service is provided principally to other pipelines and nonaffiliated utilities whose primary service areas are along the East Coast. CNG Transmission also provides storage service to affiliates, end users and to many of its former wholesale gas sales customers.

Two of the distribution subsidiaries, East Ohio Gas and Peoples Natural Gas, own and operate the remaining 166 Bcf of storage capacity. In addition to owning their own storage, these companies, as well as most of the other subsidiaries, have ready access to a portion of the storage capacity operated by CNG Transmission. The distribution subsidiaries and CNG Energy Services also have capacity available in storage fields owned by others.

The Company controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

   GAS AND OIL PRODUCING ACTIVITIES

After experiencing several years of adverse conditions in the industry, the exploration and production operations posted a significant turnaround during 1996, boosted by higher gas and oil wellhead prices and increased production. While the Company's 1997 capital spending program for exploration and production operations is expected to be lower than 1996 spending, the Company's long-range capital planning budget provides for additional amounts for project-specific expenditures in this business segment, if and when needed. Part of the Company's strategy for its exploration and production operations is to further balance offshore and onshore production, and to increase the oil portion of total production.

The Company's gas wellhead prices in 1996 averaged $2.46 a thousand cubic feet
(Mcf), up from $1.89 in 1995. Consistent with prices nationwide, the Company's gas wellhead prices in 1996 were above prior year levels for most of the period. The Company's average gas wellhead prices are generally higher and less volatile than industry spot prices since its average price reflects a mix of longer-term contracts. However, due to market-based pricing mechanisms under many of the contracts, the Company's gas prices generally follow industry trends. The average oil wellhead price in 1996 increased to $17.60 a barrel, compared with $16.04 in 1995, consistent with the general increase in world oil prices.

The Company's total gas production in 1996 was 147.5 Bcf, up from 107.2 Bcf in 1995. Oil production was 4.8 million barrels, up 51 percent from 3.1 million barrels in 1995.

During 1996, CNG Producing participated in the drilling of 152 gross wells (43 net), compared with 53 gross wells (26 net) drilled in 1995. The following table sets forth 1996 drilling activity by region:
-------------------------------------------------------------------------------

                                                           Gross Wells Drilled
                                                         Exploratory Development
--------------------------------------------------------------------------------
Onshore (Southwest and West)............................       5           4
Gulf of Mexico..........................................      15          17
Appalachian Region......................................      --           4
Canada..................................................      --         107
                                                             ---         ---
  Total.................................................      20         132
                                                             ===         ===
--------------------------------------------------------------------------------

Of the total 152 wells drilled in 1996, 137 were successful, a 90 percent success rate. Of the 20 exploratory wells drilled, 8 were successful. In response to market conditions, the Company increased its drilling activity during 1996 in connection with an enhanced oil recovery program in Alberta, Canada.

Total Company-owned proved gas reserves at year-end were 1,083 Bcf, up from 1,041 Bcf at the end of 1995. Proved oil reserves were 50.5 million barrels, compared with 45.8 million barrels in 1995. CNG added 272 Bcf of gas equivalent from additions, revisions, and purchases of gas and oil reserves in 1996 (See "Company-Owned Reserves," page 20). During 1996, major discoveries were made in the Main Pass and West Cameron areas of the Gulf of Mexico, and reserves equivalent to 47 Bcf of natural gas were acquired in Utah.

Natural gas production began in January 1996 at Popeye, a deep-water natural gas discovery in the Green Canyon area of the Gulf of Mexico. The field is producing over 140 million cubic feet of gas per day from two wells flowing through a state of the art subsea facility developed to produce gas 2,000 feet below sea level. The Company's portion of production from this field was the equivalent of 28 Bcf of gas during 1996, including 1.1 million barrels of condensate. CNG Producing's interest in this property is 37.5 percent. Shell Offshore, Inc. is the operator in the joint venture and Mobil Oil Exploration and Producing Southeast and BP Exploration Inc. are the other participants.

Production began in the first quarter of 1997 at Neptune, a deep-water oil discovery at Viosca Knoll 826. This project, in which the Company holds a 50 percent interest, added proved reserves equivalent to 190 Bcf of gas in 1994, representing the largest single addition to the Company's reserves in its history. Additional proved reserves at Neptune equivalent to 18 Bcf of gas were added during 1996. Facilities have been designed with Oryx Energy Company, the operating partner, to produce up to 25,000 barrels of oil and 30 million cubic feet of natural gas a day. Neptune uses an innovative floating production facility called a Spar, a 700-foot-long cylindrical structure that, during 1996, was towed to the site, turned on end and anchored to the sea floor with cables. This is the first time a Spar has been used in the Gulf of Mexico to support a production platform.

Participation in the Popeye and Neptune projects has provided the Company access to new technologies and the experience necessary to better evaluate additional deep-water opportunities. Accordingly, the Company is evaluating a deep-water prospect, Navarro, located in the Green Canyon area of the Gulf of Mexico. This prospect is operated by the British-Borneo Petroleum Syndicate. The Company expects to determine the commercial viability of this prospect by the end of 1997.

The Company's gas gathering interests in the Gulf of Mexico are being expanded as part of the merger of two undersea gathering systems. Effective December 31, 1996, Main Pass Gas Gathering Company (Main Pass), in which the Company had a 33 1/3 percent ownership interest, was merged with Dauphin Island Gathering System. Main Pass serves Company properties at Main Pass 223 and 225 and the Neptune project. The combined system, called Dauphin Island Gathering Partners, is expected to be linked and expanded by adding 78 miles of 24-inch pipe by the winter of 1997-98. The expansion will add 500 million cubic feet of gas per day of capacity, bringing the total to 1.15 Bcf per day. CNG Energy Services holds a 13.6 percent interest in the combined system. Other partners are subsidiaries of PanEnergy Corp., MCN Corporation, Coastal Corporation and Dauphin Island Gathering Company.

CNG Producing was the successful bidder on 5 leases offered in the federal government's Gulf of Mexico lease sales in 1996, acquiring 5 blocks off the coast of Louisiana. At year-end 1996, the Company held 2.0 million net acres of exploration and production properties, approximately the same as year-end 1995. The Company's lease holdings include about 1.5 million net acres in the Appalachian area, 328,600 in the offshore Gulf of Mexico, and 199,500 in the inland areas of the Southwest, Gulf Coast and West. The Company holds a 21 percent interest in heavy oil properties in Alberta, Canada. Proved reserves associated with the Canadian properties approximated 1 Bcf of gas and 8.6 million barrels of oil at December 31, 1996. On an energy-equivalent basis, these reserves represent about 4 percent of the Company's total proved reserves at that date.

The Company drilled 4 wells in the Appalachian Region during 1996. The Company plans to continue production from these properties and to maintain its strong acreage position in the Appalachian Region, and may seek to acquire additional properties in this area that meet the Company's longer-term strategy.

The Company will continue to review its property inventory during 1997, and sales of selected properties are possible depending on economic conditions.

GAS SALES AND TRANSPORTATION (Five-year statistics are on page 13.)

   GAS SALES CUSTOMERS

Customers of the Company's gas distribution subsidiaries are as follows:

--------------------------------------------------------------------------------
Customers      Total*   Residential Commercial Industrial Wholesale Nonregulated
--------------------------------------------------------------------------------
December 31,
    1996      1,841,963  1,713,504   125,842     1,764        37        816
    1995      1,824,497  1,695,949   126,304     1,736        12        496
    1994      1,799,649  1,672,630   124,803     1,697        14        505
    1993      1,777,157  1,656,752   118,170     1,688        31        516
    1992      1,759,284  1,637,781   119,358     1,694        32        419
--------------------------------------------------------------------------------

*Includes residential and commercial space-heating customers as follows: 1992-
 1,715,850; 1993-1,738,945; 1994-1,762,207; 1995-1,788,778; and 1996-1,808,062.

   REGULATED GAS SALES

Sales of gas to residential customers in 1996 were 219 Bcf, up 7 Bcf from 1995, while sales to commercial customers were 67 Bcf in 1996, down 3 Bcf compared to 1995. Residential gas sales volumes increased as colder weather during 1996 resulted in higher gas usage by space-heating customers. The weather in the Company's retail service areas in 1996 was 5 percent colder than 1995, and was 6 percent colder than normal. Residential and commercial sales volumes also reflect the net addition of about 17,000 customers in 1996. The decline in commercial sales volumes reflects the conversion of certain customers to users of transportation service.

Industrial sales in 1996 were 7 Bcf, consistent with 1995. Due to both availability and price, many industrial users buy gas directly from producers, from marketers, or on the spot market, and contract with the subsidiaries for transportation service. Total gas deliveries (sales and transportation) to industrial customers were 139 Bcf in 1996, compared with 138 Bcf in 1995.

   NONREGULATED SALES

Nonregulated gas sales in 1996 were 396 Bcf, down from 557 Bcf in 1995. Gas sales by CNG Energy Services were 369 Bcf, compared to 523 Bcf in 1995. Volumes related to gas brokering activity were 19 Bcf in 1996, down from 25 Bcf in 1995. Sales of Company-produced gas to nonaffiliates were 8 Bcf, compared with 9 Bcf in 1995.

   GAS TRANSPORTATION

Total transportation volumes in 1996 were 758 Bcf, up from 750 Bcf in 1995. Transportation during the first quarter of 1996 was up 10 percent compared to the prior year quarter due in part to colder weather. Total transportation volumes include volumes transported by the distribution subsidiaries for commercial, industrial and off-system customers amounting to 174 Bcf in 1996, up 9 Bcf over 1995. This increase reflects transportation volumes for commercial customers which were up 7 Bcf compared to the prior year.

GAS SALES, SUPPLY, TRANSPORTATION AND STORAGE STATISTICS
(Excludes affiliated transactions)

--------------------------------------------------------------------------------
Years Ended December 31,              1996      1995     1994      1993     1992
--------------------------------------------------------------------------------
GAS SALES REVENUES (MILLIONS)
Regulated
 Residential....................  $1,346.1  $1,214.2 $1,254.9  $1,222.5 $1,091.4
 Commercial.....................     361.6     345.9    373.4     372.6    337.3
 Industrial.....................      30.6      32.6     45.8      55.4     50.0
 Wholesale......................      13.9       4.7      5.2     422.7    190.8
Nonregulated....................   1,092.5     997.7    723.6     541.8    282.0
                                  --------  -------- --------  -------- --------
   Total........................  $2,844.7  $2,595.1 $2,402.9  $2,615.0 $1,951.5
                                  ========  ======== ========  ======== ========
AVERAGE SALES RATES PER MCF
Regulated
 Residential....................  $   6.15  $   5.71 $   6.09  $   5.76 $   5.24
 Commercial.....................      5.41      4.95     5.38      5.13     4.65
 Industrial.....................      4.47      4.49     4.89      4.43     4.00
 Wholesale......................         *         *        *      5.24        *
Nonregulated....................      2.76      1.79     2.17      2.40     2.10
   Weighted average.............  $   4.12  $   3.07 $   3.89  $   4.33 $   4.35
                                  ========  ======== ========  ======== ========
GAS REQUIREMENTS (BCF)
Regulated gas sales
 Residential....................     218.7     212.5    205.9     212.3    208.1
 Commercial.....................      66.8      69.8     69.4      72.7     72.6
 Industrial.....................       6.9       7.3      9.4      12.5     12.5
 Wholesale......................       1.6        .3       .3      80.7     21.2
Nonregulated gas sales..........     396.1     556.6    332.8     226.0    134.4
                                  --------  -------- --------  -------- --------
   Total sales..................     690.1     846.5    617.8     604.2    448.8
Used and unaccounted for........      54.4      51.0     48.3      44.0     51.7
                                  --------  -------- --------  -------- --------
   Total requirements...........     744.5     897.5    666.1     648.2    500.5
                                  ========  ======== ========  ======== ========
GAS SUPPLY (BCF)
Purchased gas...................     618.3     771.1    559.6     485.2    370.6
Storage (input) withdrawal......     (21.3)     19.2    (13.0)     33.5      1.9
Gas produced
 Gulf region....................     108.1      68.3     76.4      81.6     78.9
 Appalachian area...............      26.0      27.2     27.8      29.4     33.1
 Other areas....................      13.4      11.7     15.3      18.5     16.0
                                  --------  -------- --------  -------- --------
   Total produced...............     147.5     107.2    119.5     129.5    128.0
                                  --------  -------- --------  -------- --------
   Total supply.................     744.5     897.5    666.1     648.2    500.5
                                  ========  ======== ========  ======== ========
PURCHASED GAS COSTS
 (MILLIONS)**...................  $1,843.2  $1,611.9 $1,375.8  $1,349.5 $1,132.1
                                  ========  ======== ========  ======== ========
AVERAGE PURCHASE RATES PER
 MCF**..........................  $   2.98  $   2.09 $   2.46  $   2.78 $   3.05
                                  ========  ======== ========  ======== ========
GAS TRANSPORTATION
Revenues (Millions).............  $  346.6  $  333.2 $  293.7  $  222.5 $  201.0
                                  ========  ======== ========  ======== ========
Gas Transported (Bcf)...........     758.5     749.8    724.9     587.5    613.1
                                  ========  ======== ========  ======== ========
GAS STORED AT DECEMBER 31 (BCF).     426.2     406.4    427.4     416.4    450.4
                                  ========  ======== ========  ======== ========
--------------------------------------------------------------------------------

 *Demand charges and low sales volumes produce an average rate which is not meaningful.
**Includes transportation charges.

MARKET EXPANSION

In recent years the Company has pursued a broad program designed to expand its interstate pipeline system and extend its marketing territory. The Company's principal objective has been to build long-term supply relationships with customers in the growing markets at the perimeter of its system, markets which offer opportunities for growth in throughput due to their increasing demand for energy. The Company has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast. These markets are particularly attractive in that gas space heating is not yet as widely used in these areas as in the Company's traditional service areas of western Pennsylvania, eastern Ohio, West Virginia and upstate New York. Because of its large gas storage capacity and the location of its gridlike pipeline system in close proximity to these markets, the Company has an opportunity to be an important gas supplier to utilities with growing space-heating markets and for customers seeking an environmentally clean, efficient fuel for electric generation.

   RETAIL UNBUNDLING

Similar to the unbundling of the services provided by gas pipeline companies, gas distribution companies are now preparing for the expected deregulation and unbundling of the retail energy market. To this end, on September 25, 1996, East Ohio Gas filed a proposal with the Public Utilities Commission of Ohio to permit open access for all of its Ohio customers. If approved, open access service to customers who do not already have such an option--small business and residential customers--would be phased in. Under open access programs, natural gas suppliers other than the local gas utility can use the utility's existing lines to deliver gas to customers. Under this proposal, Ohio customers would also have the option of continuing to purchase natural gas from East Ohio Gas. In addition, Peoples Natural Gas plans to open its system to customer choice in Pennsylvania during the spring of 1997. Peoples Natural Gas has begun a customer information campaign to educate customers about their new options for unbundled service.

In addition to the initiatives at East Ohio Gas and Peoples Natural Gas, in early 1997 the Company formed a new nonregulated unit, CNG Retail Services Corporation. This subsidiary was created to market natural gas, electricity, and related products and services to residential, commercial and small industrial customers, including those within the Company's traditional service territories. This new subsidiary is expected to enable the Company to take full advantage of emerging deregulated energy markets for both gas and electricity.

   INTERNATIONAL ACTIVITIES

In December 1996, CNG International and El Paso Energy Corporation (El Paso) entered into a joint venture to own and operate the Australian pipeline assets formerly held by Tenneco Energy. CNG International and El Paso each own 30 percent of Epic Energy, an Australian entity formed to hold the investment's operating assets. The remaining 40 percent ownership interest in Epic Energy is held equally among four Australian investors--Allgas Energy, AMP Investments, Axion Funds Management and Hastings Funds Management. The primary operating assets of the venture include two major long-distance natural gas pipelines from Australia's Cooper Basin. One of the pipelines carries gas from the city of Moomba south to Adelaide, while the other was recently built and will carry gas from the city of Ballera east to Wallumbilla, Queensland. CNG International's net investment in Epic Energy totaled $38.7 million at December 31, 1996 and will be accounted for under the equity method.

A marketing alliance formed in late 1994 among CNG Energy Services and two Canadian firms, Hydro-Quebec and Noverco, was terminated in December 1996. The informal alliance created by the three companies did not evolve into a formal partnership due principally to regulatory impediments.

   ADDITIONAL USES FOR NATURAL GAS

During 1996, the Company continued its involvement with a number of gas burning technologies that provide opportunities to improve customer efficiency while promoting the use of natural gas in markets that are not sensitive to the weather or economic downturn. The advancement of such technologies appears beneficial as business entities strive to comply with provisions of the Clean Air Act, legislation which applies strict anti-pollution standards to factories, fleet and mass transit vehicles, and electric power plants. The law is likely to increase demand for natural gas, but the extent thereof will depend on how the Act is implemented and enforced. Gas demand could also increase as the result of the Energy Policy Act of 1992 which requires and encourages large vehicle fleets to operate on alternative fuels such as natural gas. The Energy Policy Act also created a new class of independent power producers exempt from utility regulation, which could lead to the construction of additional gas-fueled generating facilities.

The Company is also pursuing other technological opportunities, including gas cooling equipment, fuel cell power generation, coal drying processes and the promotion of natural gas powered vehicles (NGVs). Fleet operators and mass transit authorities are using NGVs for both fuel cost efficiencies and to reduce environmental pollution. Despite the environmental benefits of NGVs, it appears unlikely that such vehicles will replace a significant number of gasoline powered vehicles in the near future, given the lack of a nationwide network of refueling facilities and the current cost of retrofitting vehicles. However, effective September 1, 1996, the Energy Policy Act requires state fleets and alternate fuel providers in the nation's 250 largest urban areas to acquire alternative fuel vehicles. A certain percentage of new light-duty fleet vehicles must be capable of operating on alternative fuels, which include natural gas.

RATE MATTERS

The regulated subsidiaries continue to seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, subsidiary companies make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas.

As previously reported, on September 25, 1996, Virginia Natural Gas filed an expedited rate application with the Virginia State Corporation Commission requesting an annual revenue increase of $13.9 million. The requested rate increase reflects the recovery of higher operating costs and additional investment in facilities required to serve customers on Virginia Natural Gas' system. The new rates went into effect, subject to refund, on October 25, 1996.

ITEM 1.  BUSINESS (Concluded)


EXECUTIVE OFFICERS OF THE COMPANY (Note 1)

------------------------------------------------------------------------------------
     Name, Age and                            Business Experience
   Position (Note 2)                         During Past Five Years
------------------------------------------------------------------------------------
George A. Davidson, Jr.   Mr. Davidson was elected to his present position on May
(58)                      19, 1987, and has been a Director since October 1985.
Chairman of the Board
and
Chief Executive Officer,
and Director

Robert W. Best (50)       Mr. Best was elected to this position on July 1, 1996. He
Senior Vice President,    joined the Company as Senior Vice President on January 1,
Regulated Businesses      1996. Prior to joining the Company, Mr. Best was Senior
(Note 3)                  Vice President, Natural Gas of Transco Energy from
                          February 1992 to May 1995 and President and Chief
                          Operating Officer of Texas Gas (a wholly owned subsidiary
                          of Transco Energy) from April 1989 to May 1995.

David M. Westfall (49)    Mr. Westfall was elected to his present position on
Senior Vice President     December 1, 1995. He served as Senior Vice President,
and                       Financial from January 1995 to November 1995. From January
Chief Financial Officer   1988 to January 1995, he served as Senior Vice President
                          at CNG Transmission.

Stephen E. Williams (48)  Mr. Williams was elected to his present position on
Senior Vice President     January 1, 1993. He served as Associate General Counsel
and                       from September 1992 to January 1993. From April 1987 to
General Counsel           September 1992, he served as General Counsel and Secretary of CNG Transmission.

Stephen R. McGreevy (46)  Mr. McGreevy was elected to his present position on March
Vice President,           1, 1993. He served as Controller from January 1986 to
Accounting                March 1993.
and Financial Control

Laura J. McKeown (38)     Ms. McKeown was elected to her present position on May 16,
Secretary                 1989.

Robert M. Sable, Jr.      Mr. Sable was elected to his present position on May 1,
(45)                      1995. He served as Senior Assistant Treasurer from January
Treasurer                 1993 to April 1995 and Assistant Treasurer from May 1987
                          to January 1993.

Thomas F. Garbe (44)      Mr. Garbe was elected to his present position on March 1,
Controller                1993. He served as Senior Assistant Controller from May
                          1991 to March 1993.
------------------------------------------------------------------------------------

Notes:
(1) The Company has been advised that there are no family relationships between any of the officers listed, and there is no arrangement or understanding between any of them and any other person pursuant to which the individual was elected as an officer.

(2) The By-Laws of the Company provide that each officer shall hold office until a successor is chosen and qualified.

(3) Mr. Best resigned from the Company effective March 8, 1997.

ITEM 2.  PROPERTIES

GENERAL INFORMATION ON FACILITIES (Maps are on pages 18 and 19.)

The Company's total gross investment in property, plant and equipment was $8.3 billion at December 31, 1996. The largest portion of this investment (60%) is in facilities located in the Appalachian area. Another significant portion (25%) is located in the Gulf of Mexico.

Of the $8.3 billion investment, $3.7 billion is in production and gathering systems, of which 61 percent is invested in the Gulf of Mexico and the Gulf coast and 24 percent in the Appalachian area. The Company's production subsidiary, CNG Producing, accounts for $3.2 billion of the $3.7 billion investment, and CNG Transmission and the distribution subsidiaries account for the remaining $.5 billion. In addition to the wells and acreage listed elsewhere in ITEM 2, this investment includes 6,394 miles of gathering lines which are located almost entirely within the Appalachian area.

The Company's investment in its gas distribution network includes 29,482 miles of pipe, exclusive of service pipe, the cost of which represents 60% of the $1.8 billion invested in the total function.

The Company's storage operation, the largest in the industry, consists of 26 storage fields, 332,604 acres of operated leaseholds, 2,066 storage wells and 816 miles of pipe. The investment in storage properties is $719 million, including $128 million of cushion gas stored.

Of the $1.6 billion invested in transmission facilities, 67% represents the cost of 7,094 miles of pipe required to move large volumes of gas throughout the Company's operating area.

The Company has 96 compressor stations with 487,319 installed compressor horsepower. Some of the stations are used interchangeably for several functions.

The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. The Company's properties provided the capacity to meet a record system peak day sendout, including transportation service, of 11.4 Bcf on February 6, 1995. The system peak day sendout in 1996 was 10.0 Bcf on February 4.

The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:

Map of Principal Facilities at December 31, 1996

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

Map of Exploration and Production Areas at December 31, 1996

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

GAS AND OIL PRODUCING ACTIVITIES

Properties and activities subject to cost-of-service rate regulation are shown together with non-cost-of-service properties (those subject to contractual arrangements, and Canadian properties) and activities in the statistical presentations which follow.

   COMPANY-OWNED RESERVES

Estimated net quantities of proved gas and oil reserves at December 31, 1994 through 1996, follow:

--------------------------------------------------------------------------------
December 31,                        1996             1995             1994
--------------------------------------------------------------------------------
                               Proved   Total   Proved   Total   Proved   Total
                              Developed Proved Developed Proved Developed Proved
--------------------------------------------------------------------------------
Gas Reserves (Bcf)
  Non-cost-of-service........     900    1,040     717      985     730      901
  Cost-of-service*...........      43       43      56       56      71       71
                               ------   ------  ------   ------  ------   ------
    Total....................     943    1,083     773    1,041     801      972
                               ======   ======  ======   ======  ======   ======
Oil Reserves (000 Bbls)
  Non-cost-of-service........  24,989   50,457  19,838   45,791  20,379   46,255
  Cost-of-service*...........      --       --      --       --     256      256
                               ------   ------  ------   ------  ------   ------
    Total....................  24,989   50,457  19,838   45,791  20,635   46,511
                               ======   ======  ======   ======  ======   ======

* East Ohio Gas sold all of its remaining gas and oil reserves during 1995. Hope Gas sold all of its remaining gas reserves to CNG Producing during
  1996. At December 31, 1996, the Company's remaining cost-of-service gas reserves were held by Peoples Natural Gas.
-------------------------------------------------------------------------------

CNG Producing, Hope Gas and CNG Transmission file Form EIA-23 with the Department of Energy. The reserves reported on Form EIA-23 at December 31, 1995, as well as those which will be reported at December 31, 1996, are not reconcilable with Company-owned reserves because they are calculated on an operated basis and include working interest reserves of all parties.

   QUANTITIES OF GAS AND OIL PRODUCED

Net quantities (net before royalty) of gas and oil produced during each of the last three years follow:

--------------------------------------------------------------------------------
Years Ended December 31,                                       1996  1995  1994
--------------------------------------------------------------------------------
Gas Production (Bcf)
  Non-cost-of-service.........................................   145   103   114
  Cost-of-service.............................................     3     4     6
                                                               ----- ----- -----
    Total.....................................................   148   107   120
                                                               ===== ===== =====
Oil Production (000 Bbls)
  Non-cost-of-service......................................... 4,766 3,132 3,333
  Cost-of-service.............................................    --    17    24
                                                               ----- ----- -----
    Total..................................................... 4,766 3,149 3,357
                                                               ===== ===== =====
--------------------------------------------------------------------------------

The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per Mcf of non-cost-of-service gas produced during the years 1994 through 1996 was $2.16, $1.89 and $2.46, respectively. The respective average sales prices for oil were $14.45, $16.04 and $17.60 per barrel. The average production (lifting) cost per Mcf equivalent of non-cost-of-service gas and oil produced during the years 1994 through 1996 was $.32, $.34 and $.32, respectively.

   PRODUCTIVE WELLS

The number of productive gas and oil wells in which the subsidiaries have an interest at December 31, 1996, follow:

--------------------------------------------------------------------------------
                                                            Gas Wells  Oil Wells
                                                           ----------- ---------
                                                           Gross  Net  Gross Net
--------------------------------------------------------------------------------
Non-cost-of-service*...................................... 5,141 4,456   965 397
Cost-of-service........................................... 1,474 1,188    --  --
                                                           ----- ----- ----- ---
  Total................................................... 6,615 5,644   965 397
                                                           ===== ===== ===== ===
--------------------------------------------------------------------------------

*Includes 80 gross (23 net) multiple completion gas wells and 22 gross (8 net) multiple completion oil wells.

   ACREAGE

The following table sets forth the gross and net developed and undeveloped acreage of the subsidiaries at December 31, 1996:

--------------------------------------------------------------------------------
                                          Developed Acreage  Undeveloped Acreage
                                         ------------------- -------------------
                                           Gross      Net       Gross      Net
--------------------------------------------------------------------------------
Non-cost-of-service..................... 1,574,889 1,186,979   628,130   410,329
Cost-of-service.........................   390,718   390,718    28,575    28,575
                                         --------- --------- --------- ---------
  Total................................. 1,965,607 1,577,697   656,705   438,904
                                         ========= ========= ========= =========
--------------------------------------------------------------------------------

Approximately 40% of the foregoing non-cost-of-service undeveloped net acreage and 100% of the cost-of-service undeveloped net acreage is located in the Appalachian area.

   NET WELLS DRILLED IN THE CALENDAR YEAR

The number of non-cost-of-service net wells completed during each of the last three years follow (there were no cost-of-service wells completed during this three-year period):

--------------------------------------------------------------------------------
                                    Exploratory     Development       Total
                                   -------------- --------------- --------------
                                   Productive Dry Productive* Dry Productive Dry
--------------------------------------------------------------------------------
Years Ended December 31,
  1996............................      4       5      33       1     37       6
  1995............................      4       9      12       1     16      10
  1994............................      2      10      22       1     24      11
--------------------------------------------------------------------------------

*Includes Canadian completions: 1996--23 wells, 1995--3 wells and 1994--1 well.

As of December 31, 1996, 16 gross (5 net) non-cost-of-service wells were in process of drilling, including wells temporarily suspended. As of December 31, 1996, the Company was engaged in waterflood projects in Oklahoma, a gas injection program in the Rocky Mountains, and an enhanced oil recovery program in Alberta, Canada.

ITEM 2.  PROPERTIES (Concluded)

   GAS PURCHASE CONTRACT RESERVES (AT DECEMBER 31, 1996) AND AVAILABILITY OF
     SUPPLY (CALENDAR YEAR 1997)

Gas purchase reserves under contract with independent producers in the Appalachian area total 381 Bcf at December 31, 1996. In addition, at December 31, 1996, the Company had gas supply contracts with various other producers and marketers with contract lengths ranging from a few months to eight years. The volume of gas available to the Company under these supply contracts totals 284 Bcf if all volumes are requested. These gas purchase contract reserve and gas supply contract volume amounts are as contained in the February 11, 1997 report of Ralph E. Davis Associates, Inc. Of the total 381 Bcf under contract from Appalachian producers, the volume of gas expected to be purchased in 1997 under such contracts is not estimable as such contracts are generally life-of-the-well arrangements and contain provisions adaptable to changing market conditions. Of the total 284 Bcf available under contract from other producers and marketers, approximately 211 Bcf of gas will be available to the Company in 1997, assuming all volumes are requested.

The Company anticipates that substantial volumes of gas will be available for purchase during 1997 on the spot market. Due to the nature of spot market transactions, the volumes of such gas available to the Company in 1997 cannot be reasonably estimated. However, for the calendar year 1997, the Company expects its distribution subsidiaries to have approximately 356 Bcf of firm transport capacity available on upstream pipelines and 124 Bcf of storage capacity available to meet their customer requirements.

The volumes expected to be available from Company-owned wells in 1997 amount to 158 Bcf of gas and 7,731 thousand barrels of oil. Included in these amounts are 155 Bcf of gas and 7,731 thousand barrels of oil expected to be available from the Company's non-cost-of-service properties. The foregoing volumes are based on the Company's current production estimates of proved gas and oil reserves. Actual production may differ from these amounts due to a number of factors, including changing market conditions and the acquisition or sale of reserves.

ITEM 3. LEGAL PROCEEDINGS

Environmental-related information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Note 16, page 41.

Reference is made to "Rate Matters," page 15, for descriptions of certain regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Note 19(C), page 50.

ITEM 6.  SELECTED FINANCIAL DATA

This information is hereby incorporated by reference to page 16 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is hereby incorporated by reference to pages 1 through 15 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Gas and Oil Producing Activities--Note 19(A), page 44; Quarterly Financial Data--Note 19(B), page 49.

FINANCIAL STATEMENTS

This information is hereby incorporated by reference to pages 17 through 50 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the directors of the Company is hereby incorporated by reference to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A. Information concerning the executive officers of the Company is on page 16 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

This information is hereby incorporated by reference to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is hereby incorporated by reference to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is hereby incorporated by reference to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the calendar year 1996, the year for which this Form 10-K is being filed.

DOCUMENTS FILED AS A PART OF THIS REPORT

   Financial Statements

All of the financial statements filed as a part of this Report are hereby incorporated by reference to Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as
Exhibit 99 to this Form 10-K. Reference is made thereto as follows:
-------------------------------------------------------------------------------

                                                                        Page in
                                                                     Appendix I
-------------------------------------------------------------------------------
Report of Independent Accountants...................................         17
Consolidated Statement of Income for the Years 1994 through 1996....         19
Consolidated Balance Sheet at December 31, 1995 and 1996............         20
Consolidated Statement of Cash Flows for the Years 1994 through
 1996...............................................................         22
Notes to Consolidated Financial Statements..........................         23
Schedule II--Valuation and Qualifying Accounts......................     Note 2

Notes:
(1) Schedules I, III, IV, and V have been excluded because they are not applicable.
(2) Omitted inasmuch as amounts involved are not significant.
-------------------------------------------------------------------------------

   Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-52585, 33-63931 and 333-10869) and Form S-8 (Nos. 2-77204, 2-97948, 33-40478, 33-
44892 and 333-18783) of Consolidated Natural Gas Company of our report dated February 18, 1997, appearing on page 17 of Appendix I to the Consolidated Natural Gas Company proxy statement for the 1997 annual meeting of stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the references to us under the heading "Experts" in certain Prospectuses.

PRICE WATERHOUSE LLP

600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
March 24, 1997

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS
--------------------------------------------------------------------------------
   SEC
 Exhibit
 Number                            Description of Exhibit
--------------------------------------------------------------------------------

  (3)     Articles of Incorporation and By-Laws:
          (3A) Certificate of Incorporation of Consolidated Natural Gas Company, restated October 4, 1990 (incorporated by reference to Exhibit A-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7811), as amended May 31, 1996 (such amendment incorporated by reference to Exhibit 4(B) to the Form S-3 Registration Statement under the Securities Act of 1933, Consolidated Natural Gas Company, Registration No. 333-10869)

          (3B) By-Laws of Consolidated Natural Gas Company, last amended February 18, 1997, are filed herewith

  (4)     Instruments Defining the Rights of Security Holders, Including
          Indentures:
          (4A) (1) Indentures of Consolidated Natural Gas Company:
               Indentures of Consolidated Natural Gas Company are incorporated by reference to previously filed material as indicated on the list filed herewith

               (2) Note Purchase Agreement of Virginia Natural Gas:
               Note Purchase Agreement dated as of January 1, 1989, between Virginia Natural Gas, Inc. and the Aid Association for Lutherans relating to $20,000,000 principal amount of 9.94% Senior Notes, Series A, due January 1, 1999 (incorporated by reference to Exhibit B-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7667)

          (4B) Section 203 of the Delaware General Corporation Law, "Business Combinations With Interested Stockholders," effective February 2, 1988 (incorporated by reference to Exhibit (4B) filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1987, File No. 1-3196). Other portions of the Delaware General Corporation Law affecting security holder rights are considered routine and are not filed hereunder

          (4C) Description of Consolidated Natural Gas Company Rights Agreement, is hereby incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on January 23, 1996

  (10)    Material Contracts:

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



                 Form 10-K Exhibit Number      Reporting Year of Form 10-K
                 ------------------------      ---------------------------
             (10A), (10B), (10C), (10E), (10G)             1987
             (10H), (10I)                                  1989
             (10F), (10J), (10L)                           1994
             (10D), (10K), (10N)                           1995

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS (Continued)
--------------------------------------------------------------------------------
   SEC
 Exhibit
 Number                            Description of Exhibit
--------------------------------------------------------------------------------


          (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

          (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

          (10C) Consolidated Natural Gas Company Supplemental Retirement Benefit Plan

          (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries, as amended December 12, 1995

          (10E) Form of agreement between Consolidated Natural Gas Company and non-employee Directors for deferral of payment of retainer and attendance fees, effective before 1987

          (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended December 13, 1994

          (10G) Consolidated Natural Gas Company Cash Incentive Bonus Deferral Plan

          (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

          (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

          (10J) Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994

          (10K) Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union, as amended December 12, 1995

          (10L) Consolidated Natural Gas Company Non-Employee Directors' Restricted Stock Plan

          (10M) Consolidated Natural Gas Company 1995 Employee Stock Incentive Plan, as amended September 10, 1996, is filed herewith

          (10N) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995

          (10O) Consolidated Natural Gas Company 1991 Stock Incentive Plan, as amended September 10, 1996, is filed herewith

          (10P) Trust Agreement between Consolidated Natural Gas Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995, is filed herewith

          (10Q) Consolidated Natural Gas Company 1997 Stock Incentive Plan is incorporated by reference to Exhibit A in the Company's 1997 definitive proxy statement filed with the SEC

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS (Concluded)
--------------------------------------------------------------------------------
   SEC
 Exhibit
 Number                            Description of Exhibit
--------------------------------------------------------------------------------


  (11)    Statement re Computation of Per Share Earnings:
          Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1994 through 1996, are filed herewith

  (12)    Statement re Computation of Ratios:
          Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1992-1996, inclusive, are filed herewith

  (21)    Subsidiaries of the Registrant:
          Subsidiaries of Consolidated Natural Gas Company, is filed herewith

  (23)    Consents of Experts and Counsel:
          (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 11, 1997, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1996, are filed herewith

          (23B) Consent of Price Waterhouse LLP--included as part of this ITEM
                14

  (27)    Financial Data Schedule, is filed herewith

  (99) Appendix I to the Consolidated Natural Gas Company "Notice of Annual Meeting and Proxy Statement, 1997," is filed herewith
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONSOLIDATED NATURAL GAS COMPANY
                                            --------------------------------

                                                       (Registrant)

                                                /S/ GEORGE A. DAVIDSON, JR.
                                            By --------------------------------
                                                 (George A. Davidson, Jr.)
                                                   Chairman of the Board
March 24, 1997                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.

  /S/ GEORGE A. DAVIDSON, JR.                          /S/ PAUL E. LEGO
-------------------------------                --------------------------------
   (George A. Davidson, Jr.)                            (Paul E. Lego)
     Chairman of the Board                                 Director
 and Chief Executive Officer,
         and Director

      /S/ D. M. WESTFALL                            /S/ MARGARET A. MCKENNA
-------------------------------                --------------------------------
       (D. M. Westfall)                              (Margaret A. McKenna)
     Senior Vice President                                 Director
  and Chief Financial Officer

      /S/ S. R. MCGREEVY                             /S/ STEVEN A. MINTER
-------------------------------                --------------------------------
       (S. R. McGreevy)                               (Steven A. Minter)
  Vice President, Accounting                               Director
     and Financial Control

  /S/ WILLIAM S. BARRACK, JR.                        /S/ WALTER R. PEIRSON
-------------------------------                --------------------------------
   (William S. Barrack, Jr.)                          (Walter R. Peirson)
           Director                                        Director

      /S/ J. W. CONNOLLY                            /S/ RICHARD P. SIMMONS
-------------------------------                --------------------------------
       (J. W. Connolly)                              (Richard P. Simmons)
           Director                                        Director

       /S/ RAY J. GROVES                                 /S/ LOIS WYSE
-------------------------------                --------------------------------
        (Ray J. Groves)                                   (Lois Wyse)
           Director                                        Director

                                 EXHIBIT INDEX

 -------------------------------------------------------------------------------
   SEC
 Exhibit
 Number                        Description of Exhibit
--------------------------------------------------------------------------------

  (3)     Articles of Incorporation and By-Laws:
          (3A) Certificate of Incorporation of Consolidated Natural Gas Company, restated October 4, 1990 (incorporated by reference to Exhibit A-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7811), as amended May 31, 1996 (such amendment incorporated by reference to Exhibit 4(B) to the Form S-3 Registration Statement under the Securities Act of 1933, Consolidated Natural Gas Company, Registration No. 333-10869)

          (3B) By-Laws of Consolidated Natural Gas Company, last amended February 18, 1997, are filed herewith

  (4)     Instruments Defining the Rights of Security Holders, Including
          Indentures:
          (4A) (1)  Indentures of Consolidated Natural Gas Company:
               Indentures of Consolidated Natural Gas Company are incorporated by reference to previously filed material as indicated on the list filed herewith

               (2) Note Purchase Agreement of Virginia Natural Gas:
               Note Purchase Agreement dated as of January 1, 1989, between Virginia Natural Gas, Inc. and the Aid Association for Lutherans relating to $20,000,000 principal amount of 9.94% Senior Notes, Series A, due January 1, 1999 (incorporated by reference to Exhibit B-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7667)

          (4B) Section 203 of the Delaware General Corporation Law, "Business Combinations With Interested Stockholders," effective February 2, 1988 (incorporated by reference to Exhibit (4B) filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1987, File No. 1-3196). Other portions of the Delaware General Corporation Law affecting security holder rights are considered routine and are not filed hereunder

          (4C) Description of Consolidated Natural Gas Company Rights Agreement, is hereby incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on January 23, 1996

  (10)    Material Contracts:

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

              Form 10-K Exhibit Number          Reporting Year of Form 10-K
              ------------------------          ---------------------------
           (10A), (10B), (10C), (10E), (10G)                1987
           (10H), (10 I)                                    1989
           (10F), (10J), (10L)                              1994
           (10D), (10K), (10N)                              1995

          (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

--------------------------------------------------------------------------------
   SEC
 Exhibit
 Number                        Description of Exhibit
--------------------------------------------------------------------------------

          (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

          (10C) Consolidated Natural Gas Company Supplemental Retirement Benefit Plan

          (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries, as amended December 12, 1995

          (10E) Form of agreement between Consolidated Natural Gas Company and non-employee Directors for deferral of payment of retainer and attendance fees, effective before 1987

          (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended December 13, 1994

          (10G) Consolidated Natural Gas Company Cash Incentive Bonus Deferral Plan

          (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

          (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

          (10J) Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994

          (10K) Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union, as amended December 12, 1995

          (10L) Consolidated Natural Gas Company Non-Employee Directors' Restricted Stock Plan

          (10M) Consolidated Natural Gas Company 1995 Employee Stock Incentive Plan, as amended September 10, 1996, is filed herewith

          (10N) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995

          (10O) Consolidated Natural Gas Company 1991 Stock Incentive Plan, as amended September 10, 1996, is filed herewith

          (10P) Trust Agreement between Consolidated Natural Gas Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995, is filed herewith

          (10Q) Consolidated Natural Gas Company 1997 Stock Incentive Plan is incorporated by reference to Exhibit A in the Company's 1997 definitive proxy statement filed with the SEC

 -------------------------------------------------------------------------------
   SEC
 Exhibit
 Number                        Description of Exhibit
--------------------------------------------------------------------------------


  (11)    Statement re Computation of Per Share Earnings:
          Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1994 through 1996, are filed herewith

  (12)    Statement re Computation of Ratios:
          Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1992-1996, inclusive, are filed herewith

  (21)    Subsidiaries of the Registrant:
          Subsidiaries of Consolidated Natural Gas Company, is filed herewith

  (23)    Consents of Experts and Counsel:

          (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 11, 1997, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1996, are filed herewith

          (23B)  Consent of Price Waterhouse LLP - included as part of ITEM 14

  (27)    Financial Data Schedule, is filed herewith

  (99) Appendix I to the Consolidated Natural Gas Company "Notice of Annual Meeting and Proxy Statement, 1997," is filed herewith

--------------------------------------------------------------------------------