Form 10-Q
period 1997-03-31
CONSOLIDATED NATURAL GAS CO
filed 1997-05-12
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                         MARCH 31, 1997




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at April 30,
1997:   95,009,011

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 1997


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Quarters Ended March 31, 1997 and 1996...............      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at March 31, 1997 (Unaudited), and December 31, 1996.........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Quarters Ended March 31, 1997 and 1996...............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      6


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     12

ITEM 2.   CHANGES IN SECURITIES..................................     12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     12

ITEM 5.   OTHER INFORMATION......................................     12

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     12


SIGNATURES.......................................................     13

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                    Three Months to March 31
                                                    ________________________
                                                         1997         1996
____________________________________________________________________________
OPERATING REVENUES
Regulated gas sales............................      $  807,596   $  749,310
Nonregulated gas sales.........................         601,183      319,232
                                                     __________   __________
    Total gas sales............................       1,408,779    1,068,542
Gas transportation and storage.................         138,503      142,612
Other..........................................         151,317      103,930
                                                     __________   __________
    Total operating revenues (Note 3)..........       1,698,599    1,315,084
                                                     __________   __________

OPERATING EXPENSES
Purchased gas..................................         982,390      628,265
Transport capacity and other
  purchased products...........................         115,283       72,099
Operation expense (Note 4).....................         168,873      168,817
Maintenance....................................          19,913       17,913
Depreciation and amortization..................          75,697       70,652
Taxes, other than income taxes.................          55,755       55,162
                                                     __________   __________
    Subtotal...................................       1,417,911    1,012,908
                                                     __________   __________
    Operating income before income taxes.......         280,688      302,176
Income taxes...................................          84,595       97,507
                                                     __________   __________
    Operating income...........................         196,093      204,669
                                                     __________   __________

OTHER INCOME
Interest revenues..............................             446        1,080
Other-net......................................           4,306        2,073
                                                     __________   __________
    Total other income.........................           4,752        3,153
                                                     __________   __________
    Income before interest charges.............         200,845      207,822
                                                     __________   __________

INTEREST CHARGES
Interest on long-term debt.....................          26,609       24,694
Other interest expense.........................           4,005        3,561
Allowance for funds used during construction...          (1,260)      (1,233)
                                                     __________   __________
    Total interest charges.....................          29,354       27,022
                                                     __________   __________

NET INCOME.....................................      $  171,491   $  180,800
                                                     ==========   ==========

  Earnings per share of common stock (Note 7):
    Based on average shares outstanding........           $1.81        $1.92
    Fully diluted..............................           $1.74        $1.86
  Average common shares (thousands) (Note 7):
    Outstanding................................          94,947       94,028
    Fully diluted..............................         100,510       98,828
  Dividends declared per common share..........           $.485        $.485

____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At March   At December
                                                       31, 1997    31, 1996
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,862,879  $ 4,848,392
Accumulated depreciation and amortization......       (1,872,348)  (1,840,129)
                                                     ___________  ___________
     Net gas utility and other plant...........        2,990,531    3,008,263
                                                     ___________  ___________
Exploration and production properties..........        3,525,654    3,455,813
Accumulated depreciation and amortization......       (2,425,317)  (2,386,776)
                                                     ___________  ___________
     Net exploration and production properties.        1,100,337    1,069,037
                                                     ___________  ___________
     Net property, plant and equipment.........        4,090,868    4,077,300
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           40,488       44,524
Accounts receivable, less allowance for
  doubtful accounts............................          816,615      793,565
Gas stored - current portion...................           23,432      170,513
Materials and supplies (average cost method)...           32,030       33,070
Unrecovered gas costs..........................           92,525      108,016
Prepayments and other current assets...........          212,408      243,333
                                                     ___________  ___________
     Total current assets......................        1,217,498    1,393,021
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............           12,492       15,791
Other investments..............................          153,559      149,858
Deferred charges and other assets
  (Notes 3 and 4)..............................          370,165      364,635
                                                     ___________  ___________
     Total regulatory and other assets.........          536,216      530,284
                                                     ___________  ___________
     Total assets..............................      $ 5,844,582  $ 6,000,605
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 5 and 6)
  Common stock, par $2.75
    (Issued:  1997 - 94,975,527 shares;
    1996 - 94,933,631 shares)..................      $   261,183  $   261,068
  Capital in excess of par value...............          536,643      537,002
  Retained earnings............................        1,550,051    1,424,624
  Unearned compensation........................          (12,884)     (17,542)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,334,993    2,205,152
Long-term debt.................................        1,422,608    1,426,315
                                                     ___________  ___________
     Total capitalization......................        3,757,601    3,631,467
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            4,000      104,000
Commercial paper...............................          233,000      374,000
Accounts payable...............................          394,438      535,296
Estimated rate contingencies and
  refunds (Note 3).............................           17,865       21,602
Taxes accrued..................................          152,822       97,336
Deferred income taxes - current (net)..........           38,604       36,096
Temporary replacement reserve - gas
  inventory....................................           53,881           -
Other current liabilities......................          203,962      196,090
                                                     ___________  ___________
     Total current liabilities.................        1,098,572    1,364,420
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          685,610      681,334
Accumulated deferred investment tax credits....           27,925       28,838
Deferred credits and other liabilities.........          274,874      294,546
                                                     ___________  ___________
     Total deferred credits....................          988,409    1,004,718
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,844,582  $ 6,000,605
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                     ________________________
                                                          1997        1996
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................       $ 171,491   $ 180,800
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization................          75,697      70,652
    Deferred income taxes-net....................           4,327      34,723
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         (22,959)   (140,773)
      Inventories................................         148,121      93,914
      Unrecovered gas costs......................          15,491     (67,354)
      Accounts payable...........................        (133,743)      9,321
      Estimated rate contingencies and refunds...          (3,737)    (18,873)
      Amounts payable to customers...............              -      (35,861)
      Taxes accrued..............................          55,486      31,694
      Temporary replacement reserve - gas
        inventory................................          53,881      92,457
      Other-net..................................          38,011       9,404
    Changes in other assets and
      other liabilities..........................          (9,267)     21,594
    Other-net....................................              (1)         35
                                                        _________   _________
        Net cash provided by operating activities         392,798     281,733
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (106,143)    (81,347)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (1,541)        932
Cost of other investments-net....................          (2,316)    (14,920)
                                                        _________   _________
        Net cash used in investing activities....        (110,000)    (95,335)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           3,750       3,880
Repayment of debentures..........................        (100,000)         -
Unsecured loan repayment.........................          (4,000)     (4,000)
Commercial paper repayments-net..................        (140,432)   (140,142)
Dividends paid...................................         (46,044)    (45,588)
Other-net........................................            (108)         (1)
                                                        _________   _________
        Net cash used in financing activities....        (286,834)   (185,851)
                                                        _________   _________
        Net increase (or decrease) in cash
          and temporary cash investments.........          (4,036)        547

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          44,524      36,277
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31..       $  40,488   $  36,824
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  13,416   $  12,839
  Income taxes (net of refunds)..................       $ (14,019)  $   2,008
Non-cash financing activities
  Issuance of common stock under benefit plans...       $  (4,081)  $  17,955
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      10   $      -

_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1996, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit 99 to the Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1996 (1996 Form 10-K), the consolidated financial statements appearing on pages 1 through 3 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

(2) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $6,851,000 and $9,154,000 at December 31, 1996, and March 31, 1997, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $14,751,000 and $8,711,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

    The distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The total estimated liability for such costs was $27,727,000 and $22,886,000 at December 31, 1996, and March 31, 1997, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover these costs. Based on management's current estimates, the distribution subsidiaries' portion of such costs is not expected to be material.

    Based on regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

(4) In January 1996, unions at two subsidiaries approved the adoption of a workforce reduction program that consisted of a voluntary early retirement program and a voluntary separation program. The early retirement program was offered from February 1 through March 31, 1996, with eligible employees retiring effective April 1, 1996. The voluntary separation program involved severance benefit payments to affected employees. A total of 73 eligible employees elected to accept the early retirement offer and an additional 57 employees were separated from the Company under the voluntary separation program. Accordingly, the Company recorded charges to earnings in the first quarter of 1996 amounting to $3,379,000 for retirement incentives and severance costs, which reduced 1996 first quarter net income by $2,069,000, or 2 cents a share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(5) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1996, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued           Capital in
Treasury Stock
                                    ____________________
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1996.............      94,934   $261,068      $537,002
$(17,542)         -     $    -
Common stock issued
  Stock options..................          66        183         2,508
-           -          -
  Dividend Reinvestment Plan.....          21         58         1,100
-           -          -
  Conversion of debentures.......          -          -             10
-           -          -
  Stock awards-net...............          (7)       (20)         (270)
229          -          -
  Performance shares-net.........         (38)      (106)       (1,588)
1,694          -          -
  Amortization and adjustment....          -          -         (2,096)
2,735          -          -
Purchase of treasury stock.......          -          -              -
-          (30)    (1,595)
Sale of treasury stock and other.          -          -            (23)
-           30      1,595
                                       ______   ________      ________
________       _____    _______
At March 31, 1997................      94,976   $261,183      $536,643
$(12,884)         -     $    -
                                       ======   ========      ========
========       =====    =======
________________________________________________________________________________
____________________________

(6) One of the Company's indentures relating to senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $737,394,000 of consolidated retained earnings was free from such restrictions at March 31, 1997.

(7) Earnings per share based on average shares outstanding was calculated by dividing net income, as reported, by the weighted average number of common shares outstanding for each period presented. Primary earnings per share is not materially dilutive for either period as compared to earnings per share based on average shares outstanding.

Fully diluted earnings per share has been determined by adjusting net income to exclude the after-tax interest cost on the Company's outstanding convertible subordinated debentures. This pro forma net income has been divided by the sum of: the weighted average number of common shares outstanding; the net additional shares which would have been outstanding assuming the exercise of potentially dilutive stock options; and the additional shares which would have been outstanding assuming all the convertible subordinated debentures had been converted to common shares on January 1 of each year. While the Rights outstanding under the Company's Shareholder Rights Plan may have a potentially dilutive effect, they were excluded from the calculation of fully diluted earnings per share in both years since the conditions necessary for the exercise of such Rights were not satisfied.

(8) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements beginning with the year ending December 31, 1997. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented.
The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first quarter of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $392.8 million and $281.7 million for the three months ended March 31, 1997 and 1996, respectively. The increase in net cash provided by operating activities in 1997 is due in part to higher gas sales revenues in 1997, including the recovery of previously deferred purchased gas costs by the distribution subsidiaries, and the payment of customer refunds in 1996 that did not recur in 1997. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current year quarter, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1996. The Company also redeemed at maturity its $100 million 9 3/8% debenture issue during the first quarter of 1997.

Due to the significant amount of revenues generated during the first quarter, the consolidated balance sheet at the end of March customarily shows an increase in cash and temporary cash investments and an increase in accounts receivable over balances at the end of the previous year. However, the balance of cash and temporary cash investments at March 31, 1997, is less than the balance at December 31, 1996, due primarily to the repayment of commercial paper borrowings and redemption of debentures during the first quarter of 1997.

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

During the remainder of 1997, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.

The Company's two short-term credit agreements totaling $775 million are available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreements may be used to temporarily finance capital expenditures. These credit agreements are currently scheduled to expire on June 27, 1997; however, the Company expects that the agreements will be renewed or replaced by comparable agreements. There were no amounts outstanding under these credit agreements at March 31, 1997.

In addition to the Company's use of commercial paper and its ability to borrow under its short-term credit agreements, additional external financing could be obtained, if necessary, through the issuance of new debt and/or equity securities during the remainder of 1997. In this regard, the Company has a currently effective shelf registration with the SEC that would permit the sale of up to $50 million of debt securities. In addition, the Company has pending before the SEC a new shelf registration that would permit the sale of up to an additional $950 million of debt and/or equity securities. This shelf registration is expected to become effective in the second quarter of 1997. The amount and timing of any future sale of securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    System Results

The Company reported net income for the first three months of 1997 of $171,491,000, or $1.81 per share, compared with net income of $180,800,000, or $1.92 per share, in the first three months of 1996. The effects of warmer weather more than offset the favorable earnings impact of increased gas and oil production, higher average wellhead prices for oil and cost controls during the first three months of 1997. Excluding the effect of weather in both quarters and a special workforce reduction charge in the 1996 first quarter, the Company's earnings would have been $1.94 per share in the 1997 first quarter and $1.82 per share in 1996.

Weather in the Company's retail service territories in the 1997 first quarter was 15.3 percent warmer than 1996 and 8.0 percent warmer than normal. The warmer weather resulted in lower space-heating sales by the Company's distribution subsidiaries and reduced transportation volumes by the transmission operations.

Gas production increased 15 percent and oil production was up 24 percent in the first three months of 1997 compared to 1996. While the Company's average gas wellhead price of $2.71 a thousand cubic feet (Mcf) was unchanged from 1996, the average oil wellhead price increased $.48 a barrel, to $17.28.

    Operating Revenues

Regulated gas sales revenues increased $58.3 million, to $807.6 million, in the first three months of 1997 compared to the prior year period, with sales volumes decreasing 20.0 billion cubic feet (Bcf) to 122.0 Bcf. Total regulated gas sales revenues increased while volumes were down in 1997 for each of the Company's major customer classes - residential, commercial and industrial. Higher average sales rates for each category reflect both higher gas purchase prices in 1997 and the recovery of previously deferred purchased gas costs. Nonregulated gas sales revenues increased $282.0 million, to $601.2 million, while sales volumes increased 73.6 Bcf to 183.1 Bcf. The increases in nonregulated gas sales revenues and volumes were attributable chiefly to the energy marketing services operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas transportation and storage revenues were $138.5 million in the 1997 first quarter, down $4.1 million from the comparable 1996 period. The decrease reflects lower gas transportation revenues, which were down $6.0 million compared to 1996 due largely to reduced transportation volumes at the transmission operations.

Other operating revenues increased $47.3 million, to $151.3 million, in the first three months of 1997. Electricity sales by the energy marketing services component increased $31.5 million compared to the 1996 period due chiefly to higher volumes. Revenues from oil brokering were up $13.7 million, while revenues from the sale of oil and condensate production increased $4.9 million, both due to higher volumes and rates. Revenues from the sale of products extracted from natural gas increased $.8 million in the 1997 first quarter. Other revenues decreased $3.6 million in the first quarter of 1997 due to declines in miscellaneous revenue categories.

    Operating Expenses

Operating expenses, excluding income taxes, increased $405.0 million in the first three months of 1997 to $1,417.9 million. Total purchased gas expense increased $354.1 million, to $982.4 million. Increased volume requirements in connection with nonregulated gas sales, higher average purchase prices and the recognition of previously deferred purchased gas costs during the 1997 quarter contributed to the increase. Transport capacity and other purchased products expense increased $43.2 million, to $115.3 million, due primarily to electricity purchased for resale by the energy marketing services component and oil purchased for resale by CNG Producing Company (CNG Producing).
Combined operation and maintenance expense increased $2.1 million in the 1997 first quarter due largely to higher royalties paid and higher production-related expenses. These higher costs were partially offset by lower employee-related costs, lower administrative expenses and the absence of workforce reduction costs in 1997 (see Note 4 to the consolidated financial statements, page 4). Depreciation and amortization expense increased $5.1 million due primarily to higher gas and oil production volumes. Taxes, other than income taxes, were up $.5 million in 1997 due to higher property and production taxes.

Income taxes decreased $12.9 million in the first quarter of 1997 reflecting pretax income of $256.1 million in that quarter, compared to pretax income of $278.3 million in the prior year period.

    Interest Revenues and Interest Charges

Interest revenues were $.5 million in the 1997 first quarter, down $.6 million from the prior year due in part to the resolution of certain regulatory matters. Total interest charges increased $2.4 million in the first three months of 1997 due primarily to interest expense related to the $300 million of debentures issued in the fourth quarter of 1996.

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.

                                                           Three Months to
                                                                March 31
                                                          __________________
                                                            1997       1996
_____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution................................              $  172.4   $  204.5
Transmission................................                  71.7       65.2
Exploration and production..................                  38.3       36.2
Energy marketing services...................                  (1.6)      (1.0)
Other.......................................                  (1.9)        .5
Corporate and eliminations..................                   1.8       (3.2)
                                                          ________   ________
  Total.....................................              $  280.7   $  302.2
                                                          ========   ========

OPERATING REVENUES (In Millions)
Distribution................................              $  858.2   $  801.6
Transmission................................                 147.4      154.8
Exploration and production..................                 165.3      142.3
Energy marketing services...................                 705.4      379.9
Other.......................................                   5.2        4.5
Corporate and eliminations..................                (182.9)    (168.0)
                                                          ________   ________
  Total.....................................              $1,698.6   $1,315.1
                                                          ========   ========

GAS SALES (In Bcf)
Distribution................................                 122.0      142.0
Exploration and production..................                  39.3       36.9
Energy marketing services...................                 192.7      115.6
Eliminations................................                 (48.9)     (43.0)
                                                          ________   ________
  Total sales...............................                 305.1      251.5
                                                          ========   ========

GAS TRANSPORTATION (In Bcf)
Distribution................................                  55.5       55.7
Transmission................................                 258.4      284.4
Exploration and production..................                    .2         .4
Energy marketing services...................                   6.0         .9
Eliminations................................                 (63.6)     (76.3)
                                                          ________   ________
  Total transportation......................                 256.5      265.1
                                                          ========   ========
_____________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Distribution

Operating income before income taxes of the gas distribution operations was $172.4 million in the first three months of 1997, down $32.1 million from the 1996 quarter. Distribution throughput in the first quarter of 1997 declined 10 percent to 177.5 Bcf, reflecting weather that was both warmer than normal and warmer than 1996. The effect of the weather in the 1997 first quarter more than offset the impact of lower operation and maintenance expenses compared to the prior year period.

Residential gas sales volumes decreased 12.3 Bcf in the first three months of 1997 to 92.6 Bcf. Sales to commercial customers declined 6.7 Bcf to 27.3 Bcf while volumes transported to these customers increased 2.1 Bcf to 16.1 Bcf. Total deliveries to industrial customers decreased 2.1 Bcf, to 39.0 Bcf, compared with the prior year. Industrial transport volumes were down 1.1 Bcf to 37.1 Bcf, while sales volumes declined 1.0 Bcf to 1.9 Bcf. Off-system transport volumes were down 1.2 Bcf in the 1997 quarter.

    Transmission

Operating income before income taxes of the gas transmission operations in the 1997 first quarter was $71.7 million, up $6.5 million from $65.2 million in the 1996 period. The increase in operating results for 1997 reflect lower costs and the settlement of certain regulatory issues. Also, the 1996 first quarter included workforce reduction charges totaling $3.4 million that did not recur in 1997. Gas throughput, consisting entirely of transportation volumes, was 258.4 Bcf in the first quarter of 1997, down from 284.4 Bcf in 1996.

    Exploration and Production

The exploration and production operations reported operating income before income taxes of $38.3 million in the first three months of 1997, compared to $36.2 million in the first quarter of 1996. The 1997 first quarter results reflect increased gas and oil production and higher oil wellhead prices compared to 1996. These factors were somewhat offset by the increased costs related to bringing certain new production projects on line in the first quarter, and increased workover activity.

The Company's average gas wellhead price was $2.71 per Mcf in the 1997 first quarter, unchanged from 1996. Gas production in the first three months of 1997 was 36.3 Bcf, up 15 percent from 31.7 Bcf in 1996 due largely to production from several new fields in the Gulf of Mexico. The Company's average oil wellhead price increased to $17.28 a barrel in the 1997 quarter from $16.80 in the prior year. Oil production in the first quarter of 1997 was 1,239,500 barrels, up 24 percent from 1,002,700 barrels in 1996. The increase in oil production is due partially to the impact of Neptune, a deep-water project in the Gulf of Mexico which began production in March 1997, and increased drilling activity in Canada.

    Energy Marketing Services

Energy marketing services reported an operating loss before income taxes of $1.6 million in the first three months of 1997, compared to an operating loss before income taxes of $1.0 million in 1996. The loss in the 1997 period reflects higher overhead costs incurred related to growing the power marketing business. Total throughput for this component was 198.7 Bcf in the first quarter of 1997, an increase from 116.5 Bcf in 1996. Power marketing, or electricity sold, increased in the first quarter of 1997 to 2,599,000 megawatt-hours compared with 792,000 megawatt-hours in 1996.

This component reported equity income of $1.7 million in the first quarter of 1997, compared to $.6 million in 1996, in connection with its ownership interests in seven independent power plants and several joint ventures. These amounts are not included in operating income before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended March 31, 1997 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $4,177,824
Operating expenses.....................................              3,651,338
    Operating income before income taxes...............                526,486
Income taxes...........................................                142,918
Other income...........................................                 10,903
Interest charges.......................................                105,507
    Net income.........................................             $  288,964*
    Earnings per share of common stock.................                  $3.05*
    Average common shares outstanding (thousands)......                 94,662
Times fixed charges earned.............................                   4.49
______________________________________________________________________________
*Includes charges related to workforce reductions totaling $7,786,000 after taxes, or 8 cents a share.

OTHER INFORMATION

    Exploration and Production

CNG Producing, acting alone or with partners, was the high bidder on six tracts offered at the federal government's March 5, 1997 Gulf of Mexico lease sale. The Company's bids totaled $11.7 million for 100 percent working interests in five tracts and a 50 percent working interest in the remaining property. The bids must still be accepted by the government.

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and financial accounting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

                           **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1996 Form 10-K and Exhibit 99 thereto.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the first quarter of 1997, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1996 Form 10-K as then pending.

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

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1997 and 1996

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1997

  (27)  Financial Data Schedule has been filed electronically
______________________________________________________________________________

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

May 12, 1997

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1997 and 1996 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1997 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________