Form 10-Q
period 1997-06-30
CONSOLIDATED NATURAL GAS CO
filed 1997-08-08
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                          JUNE 30, 1997




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at July 31,
1997:   95,359,569

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 1997
                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1997 and 1996....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1997 (Unaudited), and December 31, 1996..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1997 and 1996..............      3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      6

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     14

ITEM 2.   CHANGES IN SECURITIES..................................     14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     14

ITEM 5.   OTHER INFORMATION......................................     15

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     15

SIGNATURES.......................................................     16

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

________________________________________________________________________________
____________________________
                                                                  Six Months to
Three Months to
                                                                     June 30
June 30

________________________    ____________________
                                                               1997
1996         1997        1996
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales  . . . . . . . . . . . . . . . .        $1,139,485
$1,014,406  $  331,889    $265,096
Nonregulated gas sales . . . . . . . . . . . . . . .         1,005,089
522,090     403,906     202,858
                                                            __________
__________  __________    ________
    Total gas sales  . . . . . . . . . . . . . . . .         2,144,574
1,536,496     735,795     467,954
Gas transportation and storage . . . . . . . . . . .           242,913
241,921     104,410      99,309
Other  . . . . . . . . . . . . . . . . . . . . . . .           341,966
191,617     190,649      87,687
                                                            __________
__________  __________    ________
    Total operating revenues (Note 3). . . . . . . .         2,729,453
1,970,034   1,030,854     654,950
                                                            __________
__________  __________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .         1,468,982
859,628     486,592     231,363
Transport capacity and other purchased products  . .           259,936
126,758     144,653      54,659
Operation expense (Note 4) . . . . . . . . . . . . .           335,846
323,642     166,973     154,825
Maintenance. . . . . . . . . . . . . . . . . . . . .            43,157
38,916      23,244      21,003
Depreciation and amortization. . . . . . . . . . . .           159,893
146,561      84,196      75,909
Taxes, other than income taxes . . . . . . . . . . .           103,961
100,404      48,206      45,242
                                                            __________
__________  __________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         2,371,775
1,595,909     953,864     583,001
                                                            __________
__________  __________    ________
    Operating income before income taxes . . . . . .           357,678
374,125      76,990      71,949
Income taxes . . . . . . . . . . . . . . . . . . . .           102,465
113,464      17,870      15,957
                                                            __________
__________  __________    ________
    Operating income . . . . . . . . . . . . . . . .           255,213
260,661      59,120      55,992
                                                            __________
__________  __________    ________

OTHER INCOME
Interest revenues. . . . . . . . . . . . . . . . . .               951
1,584         505         504
Other-net  . . . . . . . . . . . . . . . . . . . . .             9,338
4,587       5,032       2,514
                                                            __________
__________  __________    ________
    Total other income . . . . . . . . .                        10,289
6,171       5,537       3,018
                                                            __________
__________  __________    ________
    Income before interest charges . . . . . . . . .           265,502
266,832      64,657      59,010
                                                            __________
__________  __________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            52,429
49,387      25,820      24,693
Other interest expense . . . . . . . . . . . . . . .             5,347
4,593       1,342       1,032
Allowance for funds used during construction . . . .            (2,750)
(2,565)     (1,490)     (1,332)
                                                            __________
__________  __________    ________
    Total interest charges . . . . . . . . . . . . .            55,026
51,415      25,672      24,393
                                                            __________
__________  __________    ________

NET INCOME . . . . . . . . . . . . . . . . . . . . .        $  210,476    $
215,417  $   38,985    $ 34,617
                                                            ==========
==========  ==========    ========
  Earnings per share of common stock,
    based on average shares outstanding  . . . . . .             $2.22
$2.29       $ .41        $.37
  Average common shares outstanding
    (thousands). . . . . . . . . . . . . . . . . . .            94,996
94,105      95,045      94,183
  Dividends declared per common share. . . . . . . .             $ .97         $
 .97       $.485       $.485

_____________________________________________________________________________________
_______________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At June
                                                       30, 1997   At December
                                                     (Unaudited)    31, 1996
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,917,107 $  4,848,392
Accumulated depreciation and amortization......       (1,905,350)  (1,840,129)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,011,757    3,008,263
                                                     ___________  ___________
Exploration and production properties..........        3,575,920    3,455,813
Accumulated depreciation and amortization......       (2,469,896)  (2,386,776)
                                                     ___________  ___________
     Net exploration and production properties.        1,106,024    1,069,037
                                                     ___________  ___________
     Net property, plant and equipment.........        4,117,781    4,077,300
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           35,166       44,524
Accounts receivable, less allowance for
  doubtful accounts............................          597,761      793,565
Gas stored - current portion...................           51,902      170,513
Materials and supplies (average cost method)...           34,056       33,070
Unrecovered gas costs..........................           58,794      108,016
Prepayments and other current assets...........          228,254      243,333
                                                     ___________  ___________
     Total current assets......................        1,005,933    1,393,021
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............            9,085       15,791
Other investments..............................          151,125      149,858
Deferred charges and other assets (Note 3).....          386,559      364,635
                                                     ___________  ___________
     Total regulatory and other assets.........          546,769      530,284
                                                     ___________  ___________
     Total assets..............................      $ 5,670,483  $ 6,000,605
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 5 and 6)
  Common stock, par $2.75
    (Issued:  1997 - 95,141,822 shares;
    1996 - 94,933,631 shares)..................      $   261,640  $   261,068
  Capital in excess of par value...............          545,028      537,002
  Retained earnings............................        1,542,884    1,424,624
  Treasury stock, at cost (1997 - 72 shares)...               (4)          -
  Unearned compensation........................          (14,364)     (17,542)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,335,184    2,205,152
Long-term debt.................................        1,422,906    1,426,315
                                                     ___________  ___________
     Total capitalization......................        3,758,090    3,631,467
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            4,000      104,000
Commercial paper...............................          108,900      374,000
Accounts payable...............................          394,507      535,296
Estimated rate contingencies and
  refunds (Note 3).............................           28,681       21,602
Amounts payable to customers...................            2,485           -
Taxes accrued..................................          136,657       97,336
Deferred income taxes - current (net)..........           23,786       36,096
Temporary replacement reserve - gas
  inventory....................................           26,544           -
Other current liabilities......................          182,217      196,090
                                                     ___________  ___________
     Total current liabilities.................          907,777    1,364,420
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          699,132      681,334
Accumulated deferred investment tax credits....           27,737       28,838
Deferred credits and other liabilities.........          277,747      294,546
                                                     ___________  ___________
     Total deferred credits....................        1,004,616    1,004,718
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,670,483  $ 6,000,605
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                        Six Months to June 30
                                                        _____________________
                                                          1997         1996
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................       $ 210,476   $ 215,417
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization................         159,893     146,561
    Deferred income taxes-net....................            (364)     68,166
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         195,308     213,227
      Inventories................................         117,625      48,123
      Unrecovered gas costs......................          49,222     (85,201)
      Accounts payable...........................        (135,040)   (125,909)
      Estimated rate contingencies and refunds...           7,079     (27,686)
      Amounts payable to customers...............           2,485     (40,315)
      Taxes accrued..............................          39,321     (45,042)
      Temporary replacement reserve - gas
        inventory................................          26,544       4,431
      Other-net..................................             337      22,429
    Changes in other assets and
      other liabilities..........................         (16,216)     15,995
    Other........................................              60         234
                                                        _________   _________
        Net cash provided by operating activities         656,730     410,430
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (210,845)   (165,404)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (3,519)      9,592
Cost of other investments-net....................             (17)    (26,753)
                                                        _________   _________
        Net cash used in investing activities....        (214,381)   (182,565)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           8,344      12,613
Repayment of debentures..........................        (100,000)         -
Unsecured loan repayment.........................          (4,000)     (4,000)
Commercial paper repayments-net..................        (264,001)   (146,460)
Dividends paid...................................         (92,115)    (91,225)
Other-net........................................              65           1
                                                        _________   _________
        Net cash used in financing activities....        (451,707)   (229,071)
                                                        _________   _________
        Net decrease in cash and
        temporary cash investments.........                (9,358)     (1,206)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          44,524      36,277
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30...       $  35,166   $  35,071
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  60,005   $  53,185
  Income taxes (net of refunds)..................       $  49,709   $  41,640
Non-cash financing activities
  Issuance of common stock under benefit plans...       $      34   $  21,682
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      10   $      -
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

(3) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $6,851,000 and $11,101,000 at December 31, 1996, and June 30, 1997, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $14,751,000 and $17,580,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

     The distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The total estimated liability for such costs was $27,727,000 and $19,539,000 at December 31, 1996, and June 30, 1997, respectively. Additional amounts are likely to be accrued in the future once the pipeline companies receive final FERC approval to recover these costs. Based on management's current estimates, the distribution subsidiaries' portion of such costs is not expected to be material.

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

ITEM 1.     FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(5) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1996, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued           Capital in
Treasury Stock
                                    ____________________
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1996.............      94,934   $261,068      $537,002
$(17,542)          -     $    -
Common stock issued
  Stock options..................         154        425         5,699
-            -          -
  Dividend Reinvestment Plan.....          43        118         2,157
-            -          -
  Conversion of debentures.......          -          -             10
-            -          -
  Stock awards-net...............          23         63         1,177
(1,259)         -          -
  Performance shares-net.........         (12)       (34)         (269)
303          -          -
  Amortization and adjustment....          -          -           (902)
4,134          -          -
Purchase of treasury stock.......          -          -             -
-           (71)    (3,790)
Sale of treasury stock and other.          -          -            154
-            71      3,786
                                       ______   ________      ________
________       _____    _______
At June 30, 1997................       95,142   $261,640      $545,028
$(14,364)         -     $     (4)
                                       ======   ========      ========
========       =====    =======
________________________________________________________________________________
____________________________


(6) One of the Company's indentures relating to senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $728,032,000 of consolidated retained earnings was free from such restrictions at June 30, 1997.

(7)     In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements beginning with the year ending December 31, 1997. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

     The adoptions of SFAS No. 128, SFAS No. 130 and SFAS No. 131 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts for the year are realized in the first six months of the year. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $656.7 million and $410.4 million for the six months ended
June 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities in 1997 is due in part to higher gas sales revenues in 1997, including the recovery of previously deferred purchased gas costs by the distribution subsidiaries, and the payment of customer refunds in 1996 that did not recur in 1997. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current six-month period, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1996. The Company also redeemed at maturity its $100 million 9 3/8% debenture issue during the first quarter of 1997.

Due to the significant amount of revenues generated during the first six months of a year, the consolidated balance sheet at the end of June customarily shows an increase in cash and temporary cash investments over the balance at the end of the previous year. However, the balance of cash and temporary cash investments at June 30, 1997, is less than the balance at December 31, 1996, due primarily to the repayment of commercial paper borrowings during the first half of 1997 and redemption of debentures during the first quarter of 1997.

After the winter heating season and by June 30, accounts receivable have declined, as is customary, from the high levels at the end of the previous year and March of the current year. In addition, the inventory of stored gas was reduced during the first six months of 1997 due to the increased demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. The amount charged to expense in the first six months of 1997 was $53.9 million compared to $92.5 million in 1996. As the volume of gas withdrawn from storage is replaced either partially or in its entirety later in the year, the liability is eliminated. In the event the inventory is not entirely replaced, any remaining liability is eliminated by an adjustment to purchased gas expense.

During the remainder of 1997, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.

The Company's short-term credit agreement totaling $775 million is available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreement may be used to temporarily finance capital expenditures. This credit agreement is scheduled to expire on June 26, 1998 and replaces two similar credit agreements that expired in June 1997. There were no amounts outstanding under this credit agreement at June 30, 1997.

In addition to the Company's use of commercial paper and its ability to borrow under its short-term credit agreement, additional external financing could be obtained, if necessary, through the issuance of new debt and/or equity securities during the remainder of 1997. In this regard, the Company has a shelf registration with the SEC that permits the sale of up to $1 billion of debt securities or up to $950 million of equity securities. This shelf registration became effective in July 1997 and replaced the Company's former shelf registration. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     System Results

The Company reported net income for the first six months of 1997 of $210,476,000, or $2.22 per share, compared with net income of $215,417,000, or $2.29 per share, in the first six months of 1996. For the second quarter of 1997, the Company reported net income of $38,985,000, or 41 cents a share, compared with net income of $34,617,000, or 37 cents a share, in the prior year period.

The effects of warmer weather in the first part of the year and lower average wellhead prices for gas and oil more than offset the favorable earnings impact of increased gas and oil production and cost containment efforts for the first six months of 1997. However, for the second quarter of 1997 the benefits of colder than normal weather, increased gas and oil production and continued cost control outweighed the impact of lower average wellhead prices for gas and oil compared to 1996.

Weather in the Company's retail service territories in the first half of 1997 was 8.5 percent warmer than 1996 and .6 percent warmer than normal. In the second quarter of 1997, weather was 19.6 percent colder than last year and
30.4 percent colder than normal.

     Operating Revenues

Regulated gas sales revenues increased $125.1 million, to $1,139.5 million, in the first six months of 1997 with sales volumes decreasing 17.0 billion cubic feet (Bcf) to 168.5 Bcf. Total regulated gas sales revenues increased while volumes were down in the first half of 1997 for each of the Company's major customer classes - residential, commercial and industrial. Higher average sales rates for each category reflect both higher gas purchase prices in 1997 and the recovery of previously deferred purchased gas costs. In the 1997 second quarter, regulated gas sales revenues increased $66.8 million, to $331.9 million, due to higher gas sales rates and increased sales volumes resulting from the colder weather in the period.

In the first six months of 1997, nonregulated gas sales revenues increased $483.0 million, to $1,005.1 million with sales volumes increasing 168.0 Bcf to 357.5 Bcf. Second quarter 1997 nonregulated gas sales revenues increased $201.0 million, to $403.9 million, as sales volumes increased 94.4 Bcf to
174.4 Bcf. The increases in nonregulated gas sales revenues and volumes in both 1997 periods were attributable chiefly to the energy marketing services operations. The volume increases also reflect the increased gas production at CNG Producing Company (CNG Producing).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas transportation and storage revenues were $242.9 million in the 1997 first half, up $1.0 million from the comparable 1996 period. Higher storage service revenues in the period were partially offset by lower gas transportation revenues. Gas transportation and storage revenues increased $5.1 million in the second quarter of 1997 compared with the prior year period due to higher gas transportation revenues at the distribution subsidiaries.

Other operating revenues increased $150.4 million, to $342.0 million, in the first six months of 1997. Electricity sales by the energy marketing services component increased $108.9 million compared to the first half of 1996 due to higher volumes. Revenues from oil brokering were up $21.2 million, while revenues from the sale of oil and condensate production increased $14.4 million, both due to higher volumes. Revenues from the sale of products extracted from natural gas increased $4.6 million in the first six months of 1997. Other revenues increased $1.3 million in the first six months of 1997. In the second quarter of 1997, total other operating revenues increased $103.1 million compared to 1996 due largely to increased revenues from electricity sales and oil brokering.

     Operating Expenses

Operating expenses, excluding income taxes, increased $775.9 million in the first half of 1997 and $370.9 million in the second quarter. Total purchased gas expense increased $609.4 million in the first half and $255.3 million in the second quarter of 1997 compared to the prior year periods. Increased volume requirements in connection with nonregulated gas sales and the recognition of previously deferred purchased gas costs during both 1997 periods contributed to the increases. Average purchase prices were also up slightly for the first six months of 1997. Transport capacity and other purchased products expense was higher in both 1997 periods, increasing
$133.1 million in the first half and $89.9 million in the second quarter due primarily to electricity purchased for resale by the energy marketing services component and oil purchased for resale by CNG Producing. Combined operation and maintenance expense increased $16.5 million in the first six months and $14.4 million in the second quarter due largely to adjustments of reserves for pipeline settlements and receivables recorded in the 1997 second quarter by the energy marketing services component. Higher royalty expense and production-related costs also contributed to the increase in operating expense. The higher costs were partially offset by lower employee-related costs and, for the first half of 1997, the absence of workforce reduction costs (see Note 4 to the consolidated financial statements, page 4). Depreciation and amortization expense increased $13.3 million in the first half of 1997 and $8.2 million in the second quarter due primarily to higher gas and oil production volumes in both periods. Taxes, other than income taxes, were up $3.6 million and $3.1 million in the first six months and second quarter of 1997, respectively, due in part to higher property taxes in both periods.

Income taxes decreased $11.0 million in the first half of 1997 reflecting pretax income of $313.0 million in the period, compared to pretax income of $328.9 million in 1996. In the second quarter of 1997, income taxes increased $1.9 million compared to 1996 as pretax income was $6.3 million higher than the year-ago period.

     Interest Revenues and Interest Charges

Interest revenues were $1.0 million in the first six months of 1997, down
$.6 million from the prior year due in part to the resolution of certain regulatory matters in the first quarter of 1997. Second quarter 1997 interest revenues were unchanged compared to the prior year. Total interest charges increased $3.6 million and $1.2 million in the first six months and second quarter of 1997, respectively, due primarily to interest expense related to the $300 million of debentures issued in the fourth quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
____________________________________________________________________________
                                          Six Months to      Three Months to
                                              June 30            June 30
                                        __________________  ________________
                                          1997      1996      1997     1996
____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution . . . . . . . . . . . . .  $  199.7  $  213.3  $  27.3  $   8.8
Transmission . . . . . . . . . . . . .     106.6      98.6     34.9     33.4
Exploration and production . . . . . .      73.4      63.7     35.1     27.5
Energy marketing services. . . . . . .     (13.8)      2.2    (12.2)     3.2
Other. . . . . . . . . . . . . . . . .      (2.6)       .6      (.7)      .1
Corporate and eliminations . . . . . .      (5.6)     (4.3)    (7.4)    (1.1)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $  357.7  $  374.1  $  77.0  $  71.9
                                        ========  ========  =======  =======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,224.8  $1,097.6  $ 366.6  $ 296.0
Transmission . . . . . . . . . . . . .     251.2     258.5    103.8    103.7
Exploration and production . . . . . .     331.0     291.5    165.7    149.2
Energy marketing services. . . . . . .   1,231.4     621.4    526.0    241.5
Other. . . . . . . . . . . . . . . . .      18.2       9.0     13.0      4.5
Corporate and eliminations . . . . . .    (327.1)   (308.0)  (144.2)  (140.0)
                                        ________  ________  _______  _______
  Total. . . . . . . . . . . . . . . .  $2,729.5  $1,970.0 $1,030.9  $ 654.9
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     168.5     185.7     46.5     43.7
Exploration and production . . . . . .      81.0      77.8     41.7     40.9
Energy marketing services. . . . . . .     374.0     201.9    181.3     86.3
Eliminations . . . . . . . . . . . . .     (97.5)    (90.4)   (48.6)   (47.4)
                                        ________  ________  _______  _______
  Total sales. . . . . . . . . . . . .     526.0     375.0    220.9    123.5
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .      98.6      93.6     43.1     37.9
Transmission . . . . . . . . . . . . .     410.4     431.3    152.0    146.9
Exploration and production . . . . . .        .5        .9       .3       .5
Energy marketing services. . . . . . .      14.3       1.6      8.3       .7
Eliminations . . . . . . . . . . . . .    (105.3)   (112.8)   (41.7)   (36.5)
                                        ________  ________  _______  _______
  Total transportation . . . . . . . .     418.5     414.6    162.0    149.5
                                        ========  ========  =======  =======
_____________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Distribution

Operating income before income taxes of the gas distribution operations was $199.7 million in the first six months of 1997, compared to $213.3 million in the first half of 1996. Distribution throughput in the first half of 1997 declined 4 percent to 267.1 Bcf, reflecting weather that was both warmer than normal and warmer than 1996. The effect of the weather in the first half of 1997 more than offset the impact of lower operation and maintenance expenses compared to the prior year period.

Residential gas sales volumes decreased 8.7 Bcf in the first six months of 1997 to 128.4 Bcf. Sales to commercial customers declined 5.7 Bcf to
37.3 Bcf while volumes transported to these customers increased 3.8 Bcf to
25.4 Bcf.  Total deliveries to industrial customers decreased 1.0 Bcf, to
71.1 Bcf, compared with the prior year. Industrial transport volumes were up .4 Bcf to 68.5 Bcf, while sales volumes declined 1.4 Bcf to 2.6 Bcf. Off-system transport volumes were up .8 Bcf in the first half of 1997.

In the second quarter of 1997, the distribution operations reported operating income before income taxes of $27.3 million, compared to $8.8 million in the 1996 second quarter. Results for the 1997 quarter reflect weather that was
30.4 percent colder than normal and 19.6 percent colder than the prior year quarter, higher gas transportation revenues, and lower operating costs. Residential gas sales volumes of 35.8 Bcf were up 3.6 Bcf compared to the 1996 quarter. Commercial sales volumes were up 1.0 Bcf, to 10.0 Bcf, while gas transported to these customers was 9.3 Bcf, up 1.7 Bcf. Deliveries to industrial customers increased 1.1 Bcf reflecting an increase in transport volumes of 1.5 Bcf partially offset by a decline in sales volumes of .4 Bcf.

     Transmission

Operating income before income taxes of the gas transmission operations in the first six months of 1997 was $106.6 million, up $8.0 million from $98.6 million in the 1996 period. In the second quarter of 1997, operating income before income taxes was $34.9 million, an increase of $1.5 million from $33.4 million in 1996. The improved operating results for the 1997 first half reflect lower costs, the settlement of certain regulatory issues, and workforce reduction charges totaling $3.4 million in the 1996 first quarter that did not recur in 1997. Lower operating costs contributed to the improved results for the second quarter of 1997.

Gas throughput, consisting entirely of transportation volumes, was 410.4 Bcf in the first six months of 1997, down from 431.3 Bcf in 1996. Gas throughput was 152.0 Bcf in the second quarter of 1997, up 5.1 Bcf from 1996.

     Exploration and Production

The exploration and production operations reported operating income before income taxes of $73.4 million in the first six months of 1997, compared to $63.7 million in the first half of 1996. In the second quarter, operating income before income taxes was $35.1 million, compared to $27.5 million in 1996. The 1997 results for both periods reflect increased gas and oil production that more than offset the impact of lower gas and oil wellhead prices and increased operating costs related to bringing certain new production on line and increased workover activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's average gas wellhead price in the first six months of 1997 was $2.46 a thousand cubic feet (Mcf), down slightly from $2.48 in 1996. In the second quarter, the average gas price was $2.22 per Mcf, down from $2.29 in the second quarter of 1996. Gas production in the first half of 1997 was
75.5 Bcf, up 12 percent from 67.5 Bcf in 1996. Second quarter gas production was 39.2 Bcf, up 9 percent from 35.8 Bcf in the 1996 quarter. Production from several new fields in the Gulf of Mexico contributed to the increase in gas production in both 1997 periods. The Company's oil wellhead prices averaged $16.36 a barrel in the first six months of 1997 compared to $16.93 a barrel in the first half of 1996, while prices for the second quarter averaged $15.74 a barrel in 1997 compared to $17.05 in 1996. The decline in oil prices for both 1997 periods is consistent with the worldwide trend in prices during the year. Oil production was 3.1 million barrels in the first half of 1997, up 45 percent from 2.1 million barrels in 1996. Second quarter 1997 oil production was 1.8 million barrels, up 63 percent from 1.1 million barrels in 1996. The increase in oil production for both 1997 periods is due largely to the impact of Neptune, one of the Company's deep-water projects in the Gulf of Mexico which began production in March 1997, and increased drilling activity in Canada.

     Energy Marketing Services

Energy marketing services reported an operating loss before income taxes of $13.8 million in the first six months of 1997, compared to operating income before income taxes of $2.2 million in 1996. For the second quarter, energy marketing services reported an operating loss before income taxes of $12.2 million, compared to operating income before income taxes of $3.2 million in 1996. The declines in both 1997 periods are due chiefly to charges recorded in the second quarter of 1997 in connection with reserves for pipeline settlements and receivables. Reduced gross margins and higher overhead costs associated with the sale of electricity also contributed to the operating losses in both the first six months and second quarter of 1997. Total throughput for this component was 388.3 Bcf in the first six months of 1997, an increase from 203.5 Bcf in 1996. For the second quarter of 1997, total throughput was 189.6 Bcf, compared to 87.0 Bcf in the prior year period. This component reduced transaction volumes in both 1996 periods due to market conditions and low gas margins. Power marketing, or electricity sold, increased in the first half of 1997 to 7,126,000 megawatt-hours compared with 1,297,000 megawatt-hours in 1996. Electricity marketed in the 1997 second quarter was 4,527,000 megawatt-hours compared to 505,000 megawatt-hours in 1996.

This component reported equity income of $3.2 million in the first six months of 1997, compared to $2.5 million in 1996, in connection with its ownership interests in seven independent power plants and several joint ventures. Second quarter equity income was $1.5 million in 1997, compared to $1.9 million in 1996. These amounts are not included in operating income before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended June 30, 1997 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $4,553,728
Operating expenses.....................................              4,022,201
    Operating income before income taxes...............                531,527
Income taxes...........................................                144,831
Other income...........................................                 13,422
Interest charges.......................................                106,786
    Net income.........................................             $  293,332*
    Earnings per share of common stock.................                  $3.09*
    Average common shares outstanding (thousands)......                 94,877
Times fixed charges earned.............................                   4.53
______________________________________________________________________________

*Includes charges related to workforce reductions totaling $7,786,000 after taxes, or 8 cents a share.

OTHER INFORMATION

     Federal and State Regulatory Matters

On July 1, 1997, CNG Transmission Corporation (CNG Transmission) filed a general rate filing with the FERC requesting an annual revenue increase of $71 million, related surcharges of approximately $12 million, and permission to establish market-based pricing for some of its transportation and storage services. The filing seeks to accelerate recovery of part of the Company's investment in gathering facilities which will enable CNG Transmission to fully unbundle its gathering facilities by January 1, 2001 in accordance with prior rate case settlements. The filing reflects a proposed rate of return on equity of 14.5 percent. On July 31, 1997 the FERC accepted in part, and rejected in part, the filing. The FERC's actions included rejection of the proposal to establish market based rates, permission to place increased rates into effect January 1, 1998, subject to refund, and establishment of hearing procedures.

On July 2, 1997, the Public Utilities Commission of Ohio (PUCO) approved The East Ohio Gas Company's (East Ohio) "Energy Choice" program which will allow approximately 15 percent of East Ohio's residential and small business customers the opportunity to purchase their natural gas from competing suppliers, if they so choose. East Ohio will continue to be responsible for transporting the gas to its customers. Competing suppliers will be permitted to market and deliver gas to East Ohio's customers beginning in the fourth quarter of 1997. After 18 months, the PUCO will determine if the Energy Choice program should be expanded to include additional East Ohio customers.

     Year 2000 Technology Issue

Similar to all business entities, the Company will be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

Management is in the process of performing an assessment of the pervasiveness of this issue and developing an action plan to mitigate the possibility of business interruptions and related risks. In addition, the Company is in the process of replacing many of its financial application and other operating programs within the normal course of business, which should mitigate some of
these risks.   At present,  the amount of additional expenditures to be
incurred to address Year 2000 technology issues cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

     Possible Sale of Cogeneration Investments

In connection with a reevaluation of the strategic focus of the energy marketing services operations, management is considering the sale, individually and/or in the aggregate, of the Company's ownership interests in several independent power plants. The effect of such transactions on the Company's financial position, results of operations or cash flows cannot be determined.

     Exploration and Production

As previously reported, CNG Producing, acting alone or with partners, was the high bidder on six tracts offered at the federal government's March 5, 1997 Gulf of Mexico lease sale. The Company's bids totaled $11.7 million for 100 percent working interests in five tracts and a 50 percent working interest in the remaining property. The government has accepted all six of the bids.

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

In connection with the financial information included in PART I of this report, reference is made to the Company's 1996 Form 10-K, including Exhibit 99 thereto, and its quarterly report to the SEC on Form 10-Q for the quarter ended March 31, 1997.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the second quarter of 1997, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1996 Form 10-K or in any earlier Form 10-Q for 1997 as then pending.

ITEM 2.     CHANGES IN SECURITIES
(a)     None.
(b) Limitations on the payment of dividends by the Company are set forth in Note 6 to the consolidated financial statements, page 5, and reference is made thereto.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 20, 1997. Common shareholders voted on six items. The voting results on these matters were as follows:

1.  Election of three Directors.

                                Votes         Votes        Broker
    Nominees                     For         Withheld     Non-Votes
    ________                  __________    __________    _________

William S. Barrack, Jr.       77,138,353     1,746,170        0
Ray J. Groves                 77,166,670     1,717,853        0
Steven A. Minter              77,128,265     1,756,258        0

Directors whose term of office continued after the meeting:
Term expiring May 1998:  J. W. Connolly, George A. Davidson, Jr.
                         and Richard P. Simmons
Term expiring May 1999:  Paul E. Lego and Margaret A. McKenna

2. Ratification of the appointment of Price Waterhouse LLP as independent accountants.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     77,627,151           715,884          541,488            0

3.  A proposal to approve adoption of the 1997 Stock Incentive Plan.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     60,915,343        16,646,677       1,322,051            452

4.  Action on a stockholder-proposed resolution regarding options.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

      5,862,250        63,705,160       1,894,960        7,422,153

5.  Action on a stockholder-proposed resolution regarding bonuses.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

      6,590,778        63,043,322        1,828,269        7,422,154

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Concluded)

6. Action on a stockholder-proposed resolution regarding the shareholder rights plan.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     38,665,075        30,833,870        1,963,424        7,422,154

ITEM 5.    OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.     EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K  -  None

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1997 and 1996

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1997

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. WESTFALL
                                       _______________________________________
                                                     D. M. Westfall
                                                 Senior Vice President
                                              and Chief Financial Officer



                                                    S. R. MCGREEVY
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

August 8, 1997

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________
  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1997 and 1996 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1997 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________