Form 10-Q
period 1997-09-30
CONSOLIDATED NATURAL GAS CO
filed 1997-11-13
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     FOR THE QUARTER ENDED

                      SEPTEMBER 30, 1997




                 Commission File Number 1-3196



                          -------------



                CONSOLIDATED NATURAL GAS COMPANY

                     A Delaware Corporation

   CNG Tower, 625 Liberty Avenue, Pittsburgh, PA  15222-3199

                    Telephone (412) 690-1000

         IRS Employer Identification Number 13-0596475



                          -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes___X___  No_______

Number of shares of Common Stock, $2.75 Par Value, outstanding at October 31,
1997:   95,474,621

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 1997
                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1997 and 1996.   1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at September 30, 1997 (Unaudited), and December 31, 1996........   2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Nine Months Ended September 30, 1997 and 1996...........   3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................   4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................   6

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.........................................  14

ITEM 2.   CHANGES IN SECURITIES.....................................  14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...........................  14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......  14

ITEM 5.   OTHER INFORMATION.........................................  14

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K.........................  14

SIGNATURES..........................................................  15

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
September 30

________________________    ____________________
                                                               1997
1996         1997        1996
_____________________________________________________________________________________
_______________________
OPERATING REVENUES
Regulated gas sales  . . . . . . . . . . . . . . . .        $1,294,293
$1,165,054  $  154,808    $150,648
Nonregulated gas sales . . . . . . . . . . . . . . .         1,477,584
743,283     472,495     221,193
                                                            __________
__________  __________    ________
    Total gas sales  . . . . . . . . . . . . . . . .         2,771,877
1,908,337     627,303     371,841
Gas transportation and storage . . . . . . . . . . .           339,522
341,388      96,609      99,467
Other  . . . . . . . . . . . . . . . . . . . . . . .           748,531
315,366     406,565     123,749
                                                            __________
__________  __________    ________
    Total operating revenues (Note 3). . . . . . . .         3,859,930
2,565,091   1,130,477     595,057
                                                            __________
__________  __________    ________

OPERATING EXPENSES
Purchased gas. . . . . . . . . . . . . . . . . . . .         1,898,463
1,043,591     429,481     183,963
Transport capacity and other purchased products  . .           613,911
227,121     353,975     100,363
Operation expense (Note 4) . . . . . . . . . . . . .           503,156
483,092     167,310     159,450
Maintenance. . . . . . . . . . . . . . . . . . . . .            64,014
58,541      20,857      19,625
Depreciation and amortization. . . . . . . . . . . .           248,503
223,870      88,610      77,309
Taxes, other than income taxes . . . . . . . . . . .           147,346
143,706      43,385      43,302
                                                            __________
__________  __________    ________
    Subtotal . . . . . . . . . . . . . . . . . . . .         3,475,393
2,179,921   1,103,618     584,012
                                                            __________
__________  __________    ________
    Operating income before income taxes . . . . . .           384,537
385,170      26,859      11,045
Income taxes . . . . . . . . . . . . . . . . . . . .           106,295
109,658       3,830      (3,806)
                                                            __________
__________  __________    ________
    Operating income . . . . . . . . . . . . . . . .           278,242
275,512      23,029      14,851
                                                            __________
__________  __________    ________

OTHER INCOME
Interest revenues. . . . . . . . . . . . . . . . . .             1,669
2,356         718         772
Other-net  . . . . . . . . . . . . . . . . . . . . .            14,310
8,199       4,972       3,612
                                                            __________
__________  __________    ________
    Total other income . . . . . . . . .                        15,979
10,555       5,690       4,384
                                                            __________
__________  __________    ________
    Income before interest charges . . . . . . . . .           294,221
286,067      28,719      19,235
                                                            __________
__________  __________    ________

INTEREST CHARGES
Interest on long-term debt . . . . . . . . . . . . .            78,250
74,082      25,821      24,695
Other interest expense . . . . . . . . . . . . . . .             5,533
5,631         186       1,038
Allowance for funds used during construction . . . .            (4,576)
(3,945)     (1,826)     (1,380)
                                                            __________
__________  __________    ________
    Total interest charges . . . . . . . . . . . . .            79,207
75,768      24,181      24,353
                                                            __________
__________  __________    ________

NET INCOME (LOSS). . . . . . . . . . . . . . . . . .        $  215,014    $
210,299  $    4,538    $ (5,118)
                                                            ==========
==========  ==========    ========
  Earnings (loss) per share of common stock,
    based on average shares outstanding  . . . . . .             $2.26
$2.23       $ .05       $(.05)
  Average common shares outstanding
    (thousands). . . . . . . . . . . . . . . . . . .            95,121
94,284      95,366      94,637
  Dividends declared per common share. . . . . . . .            $1.455
$1.455       $.485       $.485

_____________________________________________________________________________________
_______________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                    At September
                                                       30, 1997   At December
                                                     (Unaudited)    31, 1996
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 4,975,746  $ 4,848,392
Accumulated depreciation and amortization......       (1,935,358)  (1,840,129)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,040,388    3,008,263
                                                     ___________  ___________
Exploration and production properties..........        3,624,332    3,455,813
Accumulated depreciation and amortization......       (2,511,716)  (2,386,776)
                                                     ___________  ___________
     Net exploration and production properties.        1,112,616    1,069,037
                                                     ___________  ___________
     Net property, plant and equipment.........        4,153,004    4,077,300
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           33,445       44,524
Accounts receivable, less allowance for
  doubtful accounts............................          537,578      793,565
Gas stored - current portion...................          216,978      170,513
Materials and supplies (average cost method)...           35,846       33,070
Unrecovered gas costs..........................           45,790      108,016
Deferred income taxes - current (net)..........            2,886           -
Prepayments and other current assets...........          181,157      243,333
                                                     ___________  ___________
     Total current assets......................        1,053,680    1,393,021
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Unamortized abandoned facilities...............            5,678       15,791
Other investments..............................          157,276      149,858
Deferred charges and other assets (Note 3).....          411,011      364,635
                                                     ___________  ___________
     Total regulatory and other assets.........          573,965      530,284
                                                     ___________  ___________
     Total assets..............................      $ 5,780,649  $ 6,000,605
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 5 and 6)
  Common stock, par $2.75
    (Issued:  1997 - 95,461,940 shares;
    1996 - 94,933,631 shares)..................      $   262,520  $   261,068
  Capital in excess of par value...............          559,746      537,002
  Retained earnings............................        1,501,079    1,424,624
  Unearned compensation........................          (13,322)     (17,542)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,310,023    2,205,152
Long-term debt.................................        1,407,550    1,426,315
                                                     ___________  ___________
     Total capitalization......................        3,717,573    3,631,467
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........           19,625      104,000
Commercial paper...............................          233,400      374,000
Accounts payable...............................          438,474      535,296
Estimated rate contingencies and
  refunds (Note 3).............................           32,532       21,602
Amounts payable to customers...................           37,914           -
Taxes accrued..................................          116,471       97,336
Deferred income taxes - current (net)..........               -        36,096
Other current liabilities......................          179,626      196,090
                                                     ___________  ___________
     Total current liabilities.................        1,058,042    1,364,420
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          699,221      681,334
Accumulated deferred investment tax credits....           27,199       28,838
Deferred credits and other liabilities.........          278,614      294,546
                                                     ___________  ___________
     Total deferred credits....................        1,005,034    1,004,718
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 5,780,649  $ 6,000,605
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                               Nine Months
                                                             to September 30
                                                        _____________________
                                                          1997         1996
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................       $ 215,014   $ 210,299
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization................         248,503     223,870
    Deferred income taxes-net....................         (30,110)     65,402
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         254,844     293,450
      Inventories................................         (49,241)   (109,048)
      Unrecovered gas costs......................          62,226     (81,703)
      Accounts payable...........................         (93,096)   (121,130)
      Estimated rate contingencies and refunds...          10,930     (35,050)
      Amounts payable to customers...............          37,914     (40,315)
      Taxes accrued..............................          19,135     (97,065)
      Other-net..................................          45,216      45,188
    Changes in other assets and
      other liabilities..........................         (24,619)      3,340
    Other........................................             114         505
                                                        _________   _________
        Net cash provided by operating activities         696,830     357,743
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (335,866)   (297,649)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (5,672)      9,748
Cost of other investments-net....................          (6,403)    (37,397)
                                                        _________   _________
        Net cash used in investing activities....        (347,941)   (325,298)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................          22,084      32,617
Repayments of debentures.........................        (100,000)         -
Unsecured loan repayment ........................          (4,000)     (4,000)
Commercial paper-net.............................        (139,816)     73,307
Dividends paid...................................        (138,303)   (137,072)
Other-net........................................              67           3
                                                        _________   _________
        Net cash used in financing activities....        (359,968)    (35,145)
                                                        _________   _________
        Net decrease in cash and
        temporary cash investments...............         (11,079)     (2,700)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          44,524      36,277
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30     $  33,445   $  33,577
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  65,130   $  65,411
  Income taxes (net of refunds)..................       $  83,689   $  78,970
Non-cash financing activities
  Issuance of common stock under benefit plans...       $   1,893   $  23,720
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      40   $      -
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

(3) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $6,851,000 and $13,821,000 at December 31, 1996, and September 30, 1997, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $14,751,000 and $18,711,000, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

        The distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies for transition costs under Federal Energy Regulatory Commission (FERC) Order 636. The total estimated liability for such costs was $27,727,000 and $16,344,000 at December 31, 1996, and September 30, 1997, respectively. Additional amounts may be accrued in the future once the pipeline companies receive final FERC approval to recover these costs. Based on management's current estimates, the distribution subsidiaries' portion of such costs is not expected to be material.

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

ITEM 1.     FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(5) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1996, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued
Treasury Stock
                                    ____________________    Capital in
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1996.............      94,934   $261,068      $537,002
$(17,542)          -     $    -
Common stock issued
  Stock options..................         451      1,239        17,455
-            -          -
  Dividend Reinvestment Plan.....          62        171         3,244
-            -          -
  Stock awards-net...............          25         69         1,319
(1,358)         -          -
  Conversion of debentures.......           1          2            38
-            -          -
  Performance shares-net.........         (11)       (29)         (106)
135          -          -
  Amortization and adjustment....          -          -            640
5,443          -          -
Purchase of treasury stock.......          -          -             -
-          (220)   (12,248)
Sale of treasury stock and other.          -          -            154
-           220     12,248
                                       ______   ________      ________
________       _____    _______
At September 30, 1997...........       95,462   $262,520      $559,746
$(13,322)         -     $    -
                                       ======   ========      ========
========       =====    =======
________________________________________________________________________________
____________________________


(6) One of the Company's indentures relating to senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $677,769,000 of consolidated retained earnings was free from such restrictions at September 30, 1997.

(7) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. Beginning with the year ending December 31, 1997, the Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for all periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the low seasonal demand for gas during the summer months, sales and transportation revenues are lower during this period compared to the first and second quarters, and the third quarter results generally range from a loss to a small profit. As shown in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $696.8 million and $357.7 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities in 1997 is due in part to higher gas sales revenues in 1997, including the recovery of previously deferred purchased gas costs by the distribution subsidiaries, and the payment of customer refunds in 1996 that did not recur in 1997. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current nine-month period, available cash was used to reduce the amount of commercial paper borrowings outstanding at the end of 1996. The Company also redeemed at maturity during the first quarter of 1997 its $100 million 9 3/8% debenture issue.

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

The Company's short-term credit agreement totaling $775 million is available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreement may be used to temporarily finance capital expenditures. There were no amounts outstanding under this credit agreement at September 30, 1997. Although the Company does not currently anticipate the need for additional external financing during the remainder of 1997, such funds, if necessary, could be obtained through the issuance of new debt and/or equity securities. In this regard, the Company has a shelf registration with the SEC that permits the sale of up to $1 billion of debt securities or up to $950 million of equity securities. This shelf registration became effective in July 1997 and replaced the Company's former shelf registration. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     SYSTEM RESULTS

The Company reported net income for the first nine months of 1997 of $215,014,000, or $2.26 per share, compared with net income of $210,299,000, or $2.23 per share, in the first nine months of 1996. For the third quarter of 1997, the Company reported net income of $4,538,000, or 5 cents a share, compared with a net loss of $5,118,000, or 5 cents a share, in the prior year period.

The favorable earnings impact of increased gas and oil production and continued cost containment efforts more than offset the effects of warmer weather in the first part of the year and the decline in average wellhead prices for gas and oil for the first nine months of 1997. The improved results in the 1997 third quarter reflect the impact of increased gas and oil production, higher average gas wellhead prices and cost containment efforts compared to the prior year quarter. The Company's distribution operations normally experience an operating loss in the third quarter because of low seasonal demand for gas in the summer months.

Weather in the Company's retail service territories through the first nine months of 1997 was 7.6 percent warmer than 1996 and .3 percent colder than normal.

     OPERATING REVENUES

Regulated gas sales revenues increased $129.3 million, to $1,294.3 million, in the first nine months of 1997 despite sales volumes decreasing 16.9 billion cubic feet (Bcf) to 186.8 Bcf due to warmer weather in 1997. Sales revenues attributable to the Company's residential and commercial customers increased in the first nine months of 1997 as higher average sales rates, reflecting the recovery of previously deferred purchased gas costs, more than offset reduced sales volumes compared to 1996. In the 1997 third quarter, regulated gas sales revenues increased $4.2 million, to $154.8 million, due to both higher gas sales rates and slightly higher sales volumes for residential and commercial customers. The impact of reduced sales volumes for the Company's industrial customers more than offset higher average sales rates for that customer class in the first nine months and third quarter of 1997.

In the first nine months of 1997, nonregulated gas sales revenues increased $734.3 million, to $1,477.6 million, with sales volumes increasing 279.1 Bcf to 561.1 Bcf. Third quarter 1997 nonregulated gas sales revenues increased $251.3 million, to $472.5 million, as sales volumes increased 111.1 Bcf to
203.6 Bcf. The increases in nonregulated gas sales revenues and volumes in both 1997 periods were attributable chiefly to the energy marketing services operations. The revenue and volume increases also reflect increased gas production at CNG Producing Company (CNG Producing).

Gas transportation and storage revenues were $339.5 million in the first nine months of 1997, down $1.9 million from the comparable 1996 period. The effect of lower gas transportation revenues outweighed the impact of slightly higher storage service revenues in the period. Gas transportation and storage revenues decreased $2.9 million in the third quarter of 1997 compared with the prior year period due primarily to lower gas transportation revenues at CNG Transmission Corporation (CNG Transmission).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating revenues increased $433.1 million, to $748.5 million, in the first nine months of 1997. Electricity sales by the energy marketing services component increased $358.7 million compared to the first nine months of 1996 due to higher volumes. Revenues from oil brokering were up $32.8 million, while revenues from the sale of oil and condensate production increased
$27.8 million, both due to higher volumes which more than offset a reduction in oil prices. Revenues from the sale of products extracted from natural gas increased $5.8 million in the first nine months of 1997. Other revenues increased $8.0 million in the first nine months of 1997. In the third quarter of 1997, total other operating revenues increased $282.7 million compared to 1996 due largely to increased revenues from sales of electricity, oil and condensate production and oil brokering.

     OPERATING EXPENSES

Operating expenses, excluding income taxes, increased $1,295.5 million in the first nine months of 1997 and $519.6 million in the third quarter. Total purchased gas expense increased $854.9 million in the first nine months and $245.5 million in the third quarter of 1997 compared to the prior year periods. Increased volume requirements in connection with nonregulated gas sales and the recognition of previously deferred purchased gas costs during both 1997 periods contributed to the increases. Transport capacity and other purchased products expense was higher in both 1997 periods, increasing $386.8 million in the first nine months and $253.7 million in the third quarter due primarily to electricity purchased for resale by the energy marketing services component and oil purchased for resale by CNG Producing. Combined operation and maintenance expense increased $25.6 million in the first nine months of 1997 and $9.1 million in the third quarter. The increase in the nine month period was due largely to adjustments of reserves for pipeline settlements and receivables recorded in the 1997 second quarter by the energy marketing services component, while higher royalty expense and production-related costs contributed to the increase in operating expense in both 1997 periods. The higher costs were partially offset by lower employee-related costs and, for the first nine months of 1997, the absence of workforce reduction costs (see
Note 4 to the consolidated financial statements, page 4). Depreciation and amortization expense increased $24.6 million in the first nine months of 1997 and $11.3 million in the third quarter due primarily to higher gas and oil production volumes in both periods. Taxes, other than income taxes, were up $3.6 million in the first nine months of 1997 compared to the year-ago period due in part to higher property taxes, and were unchanged in the third quarter.

Income taxes decreased $3.4 million in the first nine months of 1997 and increased $7.6 million in the third quarter compared to the respective 1996 periods due primarily to changes in the level of taxable income.

     INTEREST REVENUES AND INTEREST CHARGES

Interest revenues were $1.7 million in the first nine months of 1997, down
$.7 million from the prior year due in part to the resolution of certain regulatory matters in the first quarter of 1997. Third quarter 1997 interest revenues declined slightly compared to the prior year. Total interest charges increased $3.4 million in the first nine months of 1997, due primarily to interest expense related to the $300 million of debentures issued in the fourth quarter of 1996. Third quarter 1997 total interest charges were down $.2 million compared to the year-ago period as a decline in other interest expense helped to offset higher interest charges on long-term debt.

In connection with this discussion of results of operations, reference is also made to Notes 2 and 3 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
____________________________________________________________________________
                                          Nine Months to     Three Months to
                                           September 30        September 30
                                        __________________  ________________
                                          1997      1996      1997     1996
____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution . . . . . . . . . . . . .  $  171.2  $  175.9 $  (28.5) $ (37.4)
Transmission . . . . . . . . . . . . .     138.7     133.9     32.1     35.3
Exploration and production . . . . . .     112.0      89.7     38.6     26.0
Energy marketing services. . . . . . .     (19.3)     (7.8)    (5.5)   (10.0)
Other. . . . . . . . . . . . . . . . .      (7.7)      (.2)    (5.1)     (.8)
Corporate and eliminations . . . . . .     (10.4)     (6.3)    (4.8)    (2.0)
                                        ________  ________ ________  _______
  Total. . . . . . . . . . . . . . . .  $  384.5  $  385.2 $   26.8  $  11.1
                                        ========  ======== ========  =======

OPERATING REVENUES (In Millions)
Distribution . . . . . . . . . . . . .  $1,409.0  $1,273.8 $  184.2  $ 176.2
Transmission . . . . . . . . . . . . .     352.2     367.3    101.0    108.8
Exploration and production . . . . . .     518.4     446.0    187.4    154.5
Energy marketing services. . . . . . .   2,029.3     907.8    797.9    286.4
Other. . . . . . . . . . . . . . . . .      26.3      13.6      8.1      4.6
Corporate and eliminations . . . . . .    (475.3)   (443.4)  (148.2)  (135.4)
                                        ________  ________ ________  _______
  Total. . . . . . . . . . . . . . . .  $3,859.9  $2,565.1 $1,130.4  $ 595.1
                                        ========  ======== ========  =======

GAS SALES (In Bcf)
Distribution . . . . . . . . . . . . .     186.8     203.9     18.3     18.2
Exploration and production . . . . . .     123.8     118.2     42.8     40.4
Energy marketing services. . . . . . .     584.4     300.9    210.4     99.0
Other. . . . . . . . . . . . . . . . .       2.8       -        2.8       -
Eliminations . . . . . . . . . . . . .    (149.9)   (137.3)   (52.4)   (46.9)
                                        ________  ________ ________  _______
  Total sales. . . . . . . . . . . . .     747.9     485.7    221.9    110.7
                                        ========  ======== ========  =======

GAS TRANSPORTATION (In Bcf)
Distribution . . . . . . . . . . . . .     133.5     126.0     34.9     32.4
Transmission . . . . . . . . . . . . .     521.3     548.9    110.9    117.6
Exploration and production . . . . . .        .6       1.4       .1       .5
Energy marketing services. . . . . . .      17.5       2.3      3.2       .7
Eliminations . . . . . . . . . . . . .    (131.1)   (133.4)   (25.8)   (20.6)
                                        ________  ________ ________  _______
  Total transportation . . . . . . . .     541.8     545.2    123.3    130.6
                                        ========  ======== ========  =======
_____________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $171.2 million in the first nine months of 1997, compared to $175.9 million in the first nine months of 1996. Distribution throughput in the first nine months of 1997 declined 3 percent to 320.3 Bcf, reflecting weather that was warmer than 1996. The effect of the weather in the first nine months of 1997 more than offset the impact of lower operation and maintenance expenses compared to the prior year period.

Residential gas sales volumes decreased 8.4 Bcf in the first nine months of 1997 to 142.0 Bcf. Sales to commercial customers declined 5.6 Bcf to 41.5 Bcf while volumes transported to these customers increased 4.3 Bcf to 29.7 Bcf. Total deliveries to industrial customers was 101.1 Bcf, unchanged from the prior year. Industrial transport volumes were up 1.7 Bcf to 98.0 Bcf, while sales volumes declined 1.7 Bcf to 3.1 Bcf. Off-system transport volumes were up 1.5 Bcf in the first nine months of 1997.

In the third quarter of 1997, the distribution operations reported an operating loss before income taxes of $28.5 million, compared to an operating loss before income taxes of $37.4 million in the 1996 third quarter. Lower operation and maintenance expenses and higher gas transportation revenues contributed to the improved third quarter results. Residential gas sales volumes of 13.6 Bcf
were up .3 Bcf compared to the 1996 quarter.   Commercial sales volumes were
up .1 Bcf, to 4.2 Bcf, while gas transported to these customers was 4.3 Bcf, up .5 Bcf. Deliveries to industrial customers increased 1.0 Bcf reflecting an increase in transport volumes of 1.3 Bcf partially offset by a decline in sales volumes of .3 Bcf.

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the first nine months of 1997 was $138.7 million, up $4.8 million from $133.9 million in the 1996 period. In the third quarter of 1997, operating income before income taxes was $32.1 million, a decrease of $3.2 million from 1996. The improved operating results for the first nine months of 1997 reflect lower costs, the settlement of certain regulatory issues, and workforce reduction charges totaling $3.4 million in the 1996 first quarter that did not recur in 1997. The 1996 quarter included the favorable impact of the resolution of certain rate issues.

Gas throughput, consisting entirely of transportation volumes, was 521.3 Bcf in the first nine months of 1997, down from 548.9 Bcf in 1996. Gas throughput was 110.9 Bcf in the third quarter of 1997, down 6.7 Bcf from 1996.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $112.0 million in the first nine months of 1997, up 25 percent compared to the first nine months of 1996. In the third quarter, operating income before income taxes was $38.6 million, up 49 percent compared to the 1996 quarter. The 1997 results for both periods reflect increased gas and oil production that more than offset the impact of lower oil wellhead prices and increased operating costs related to bringing certain new production on line and increased workover activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's average gas wellhead price in the first nine months of 1997 was $2.39 a thousand cubic feet (Mcf), down a penny from $2.40 in 1996. In the third quarter, the average gas price was $2.27 per Mcf, up from $2.24 in the third quarter of 1996. Gas production in the first nine months of 1997 was
116.9 Bcf, up 12 percent from 104.4 Bcf in 1996. Third quarter gas production was 41.4 Bcf, up 12 percent from 36.9 Bcf in the 1996 quarter. Production from several new fields in the Gulf of Mexico contributed to the increase in gas production in both 1997 periods. The Company's oil wellhead prices averaged $16.21 a barrel in the first nine months of 1997 compared to $17.19 a barrel in the first nine months of 1996, while prices for the third quarter averaged $16.00 a barrel in 1997 compared to $17.63 in 1996. The decline in oil prices for both 1997 periods is consistent with the worldwide trend in prices during the year. These price declines were more than offset by increased oil production in both 1997 periods. Oil production was 5.3 million barrels in the first nine months of 1997, up 56 percent from 3.4 million barrels in 1996. Third quarter 1997 oil production was 2.2 million barrels, up 75 percent from 1.3 million barrels in 1996. The increase in oil production in 1997 is due largely to the impact of Neptune, one of the Company's deep-water projects in the Gulf of Mexico which began production in March 1997, and increased drilling activity in Canada.

     ENERGY MARKETING SERVICES

Energy marketing services reported an operating loss before income taxes of $19.3 million in the first nine months of 1997, compared to an operating loss before income taxes of $7.8 million in 1996. For the third quarter, energy marketing services reported an operating loss before income taxes of $5.5 million, compared to an operating loss before income taxes of $10.0 million in 1996. The increased operating loss in the first nine months of 1997 is due chiefly to charges recorded in the 1997 second quarter in connection with reserves for pipeline settlements and receivables. Reduced gross margins and higher overhead costs also contributed to the operating results in both 1997 periods. The 1996 third quarter loss occurred in part because this component contracted for quantities of natural gas to supply power plants during the summer air-conditioning season; these quantities proved to be too high when third quarter weather turned cooler than expected. Total throughput for this component was 601.9 Bcf in the first nine months of 1997, an increase from 303.2 Bcf in 1996. For the third quarter of 1997, total throughput was 213.6 Bcf, compared to 99.7 Bcf in the prior year period. This component reduced transaction volumes in both 1996 periods due to market conditions and low gas margins. Power marketing, or electricity sold, increased in the first nine months of 1997 to 17,930,000 megawatt-hours compared with 2,791,000 megawatt-hours in 1996. Electricity marketed in the 1997 third quarter was 10,804,000 megawatt-hours compared to 1,494,000 megawatt-hours in 1996.

This component reported equity income of $5.7 million in the first nine months of 1997, compared to $5.0 million in 1996, in connection with its ownership interests in seven independent power plants and several joint ventures. Third quarter equity income was $2.5 million in 1997, unchanged from 1996. These amounts are not included in this component's operating income before income taxes.

     OTHER

The operating loss before income taxes for "Other" for the first nine months of 1997 was $7.7 million, compared to an operating loss before income taxes of $.2 million in the prior year period. For the third quarter of 1997, "Other" reported an operating loss before income taxes of $5.1 million, compared to $.8 million in 1996. The increased operating losses in both 1997 periods resulted primarily from the additional costs incurred in connection with the Company's retail marketing and international operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended September 30, 1997 (in thousands of dollars):
______________________________________________________________________________
Operating revenues.....................................             $5,089,148
Operating expenses.....................................              4,541,807
    Operating income before income taxes...............                547,341
Income taxes...........................................                152,467
Other income...........................................                 14,728
Interest charges.......................................                106,614
    Net income.........................................             $  302,988*
    Earnings per share of common stock.................                  $3.19*
    Average common shares outstanding (thousands)......                 95,061
Times fixed charges earned.............................                   4.65
______________________________________________________________________________

*Includes net charges related to workforce reductions totaling $6,348,000 after taxes, or 7 cents a share.

OTHER INFORMATION

     FEDERAL AND STATE REGULATORY MATTERS

As previously reported, on July 1, 1997, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $71 million, related surcharges of approximately $12 million, and permission to establish market-based pricing for some of its transportation and storage services. The filing sought to accelerate recovery of part of the Company's investment in gathering facilities which will enable CNG Transmission to fully unbundle its gathering facilities by January 1, 2001 in accordance with prior rate case settlements. The filing reflects a proposed rate of return on equity of 14.5 percent. On July 31, 1997 the FERC accepted in part, and rejected in part, the filing. The FERC's actions included permission to place increased rates into effect January 1, 1998, subject to refund, the establishment of hearing procedures and rejection of the proposal to establish market-based rates.

Also as previously reported, on July 2, 1997, the Public Utilities Commission of Ohio (PUCO) approved The East Ohio Gas Company's (East Ohio) "Energy Choice" program which will allow approximately 15 percent of East Ohio's residential and small business customers the opportunity to purchase their natural gas from competing suppliers, if they so choose. East Ohio will continue to be responsible for transporting the gas to its customers. Competing suppliers will be permitted to market and deliver gas to East Ohio's customers beginning in the fourth quarter of 1997. After 18 months, the PUCO will determine if the Energy Choice program should be expanded to include additional East Ohio customers.

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

Management is assessing the Company's exposure on this issue and is developing a plan to upgrade the affected software programs. Also, the Company is currently replacing many of its financial and operating software programs with new programs that will be Year 2000 compliant. As a result, the effect of costs associated with Year 2000 issues and the associated risks of system failure on the Company's financial position, results of operations or cash flows is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

     POSSIBLE SALE OF COGENERATION INVESTMENTS

The Company is considering the sale of one or more of its interests in independent power plants. The effect of such transactions on the Company's financial position, results of operations or cash flows is not expected to be material.

     EXPLORATION AND PRODUCTION

CNG Producing, acting alone or with partners, was the high bidder on 13 tracts offered at the federal government's August 27, 1997 Gulf of Mexico lease sale. The Company's bids totaled $11.5 million for a 100 percent working interest in one tract, 67 percent working interests in three tracts, 50 percent working interests in eight tracts and a 33 percent working interest in the remaining property. Seven of the bids must still be accepted by the government.

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

                              **********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1996 Form 10-K, including
Exhibit 99 thereto, and its quarterly reports to the SEC on Form 10-Q for the quarters ended March 31 and June 30, 1997.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the third quarter of 1997, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1996 Form 10-K or in any earlier Form 10-Q for 1997 as then pending.

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

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1997 and 1996

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1997

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. WESTFALL
                                       _______________________________________
                                                     D. M. Westfall
                                                 Senior Vice President
                                              and Chief Financial Officer



                                                    S. R. MCGREEVY
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

November 12, 1997

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________
  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Share of Common Stock, Primary Earnings Per Share, and Fully Diluted Earnings Per Share of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1997 and 1996 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1997 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________