Form 10-K405
period 1997-12-31
CONSOLIDATED NATURAL GAS CO
filed 1998-03-19
CIK 23738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-3196

                            ------------------------

                        CONSOLIDATED NATURAL GAS COMPANY

                             A DELAWARE CORPORATION
            CNG TOWER, 625 LIBERTY AVENUE, PITTSBURGH, PA 15222-3199
                            TELEPHONE (412) 690-1000
                 IRS EMPLOYER IDENTIFICATION NUMBER 13-0596475

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock:                                                 Registered:
    $2.75  Par Value                                            New York Stock Exchange

Common Stock Purchase Rights                                    New York Stock Exchange

Debentures:
    6.80%  Debentures Due December 15, 2027                     New York Stock Exchange
   6 5/8%  Debentures Due December 1, 2008                      New York Stock Exchange
   6 7/8%  Debentures Due October 15, 2026                      New York Stock Exchange
   7 3/8%  Debentures Due April 1, 2005                         New York Stock Exchange
   6 5/8%  Debentures Due December 1, 2013                      New York Stock Exchange
   5 3/4%  Debentures Due August 1, 2003                        New York Stock Exchange
   5 7/8%  Debentures Due October 1, 1998                       New York Stock Exchange
   8 3/4%  Debentures Due October 1, 2019                       New York Stock Exchange
   8 3/4%  Debentures Due June 1, 1999                          New York Stock Exchange
   8 5/8%  Debentures Due December 1, 2011                      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No __

     The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $4,934,057,461 as of January 31, 1998. It was assumed in this calculation that the registrant's affiliates are all of its directors and/or officers, and they beneficially owned 242,663 shares of voting stock at that date.

     Shares of Common Stock, $2.75 Par Value, outstanding at January 31, 1998:
91,088,370.

     The registrant's "Notice of Annual Meeting and Proxy Statement, 1998" and Appendix I thereto are hereby incorporated by reference into Parts I, II, III and IV of this Form 10-K.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1997

                      TABLE OF CONTENTS

                                                              Page
                                                              ----
FORWARD-LOOKING INFORMATION.................................    1

PART I
  ITEM 1.  BUSINESS
                    The Company.............................    2
                    Governmental Regulation.................    3
                    Capital Expenditures....................    4
                    Competitive Conditions..................    4
                    Gas Supply..............................    8
                    Gas Sales and Transportation............   12
                    Gas Sales, Supply, Transportation and
                    Storage Statistics......................   13
                    Market Expansion........................   14
                    Rate Matters............................   15
                    Executive Officers of the Company.......   16
  ITEM 2.  PROPERTIES
                    General Information on Facilities.......   17
                    Map--Principal Facilities...............   18
                    Map--Exploration and Production Areas...   19
                    Gas and Oil Producing Activities........   20
  ITEM 3.  LEGAL PROCEEDINGS................................   22
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS...............................   22

PART II
  ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS...................   22
  ITEM 6.  SELECTED FINANCIAL DATA..........................   23
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...   23
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK...........................   23
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......   23
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE...   23

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      COMPANY...............................   23
  ITEM 11. EXECUTIVE COMPENSATION...........................   23
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT........................   23
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...   24

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K...................   24
SIGNATURES..................................................   28

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1997

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Annual Report on Form 10-K for Consolidated Natural Gas Company and its subsidiaries (the Company) are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning capital expenditures, earnings, risk management, litigation, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1997

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

Consolidated Natural Gas Company is a Delaware corporation organized on July 21, 1942, and a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). It is engaged solely in the business of owning and holding all of the outstanding equity securities of fourteen directly owned subsidiary companies.

The Parent Company and subsidiaries at December 31, 1997, are listed below. In addition to operating in all phases of the natural gas business, the Company explores for and produces oil and provides a variety of energy marketing services. At December 31, 1997, the Company had 6,412 regular employees.

---------------------------------------------------------------------------
                                                                State of
                      Name of Company                         Incorporation
---------------------------------------------------------------------------
CONSOLIDATED NATURAL GAS COMPANY (Parent Company)...........    Delaware
All wholly owned subsidiaries of the Parent Company:
  Consolidated Natural Gas Service Company, Inc. (Service
     Company)...............................................    Delaware
  The East Ohio Gas Company (East Ohio Gas).................      Ohio
  The Peoples Natural Gas Company (Peoples Natural Gas).....  Pennsylvania
  Virginia Natural Gas, Inc. (Virginia Natural Gas).........    Virginia
  Hope Gas, Inc. (Hope Gas).................................  West Virginia
  CNG Transmission Corporation (CNG Transmission)...........    Delaware
  CNG Producing Company (CNG Producing).....................    Delaware
  CNG Energy Services Corporation (CNG Energy Services).....    Delaware
  CNG Power Services Corporation (CNG Power Services).......    Delaware
  CNG International Corporation (CNG International).........    Delaware
  Consolidated System LNG Company (Consolidated LNG)........    Delaware
  CNG Research Company (CNG Research).......................    Delaware
  CNG Coal Company (CNG Coal)...............................    Delaware
  CNG Financial Services, Inc. (CNG Financial)..............    Delaware
---------------------------------------------------------------------------

The principal cities served at retail by the gas distribution subsidiaries (East Ohio Gas, Peoples Natural Gas, Virginia Natural Gas and Hope Gas) are:
Cleveland, Akron, Youngstown, Canton, Warren, Lima, Ashtabula and Marietta in Ohio; Pittsburgh (a portion), Altoona and Johnstown in Pennsylvania; Norfolk, Newport News, Virginia Beach, Chesapeake, Hampton and Williamsburg in Virginia; and Clarksburg and Parkersburg in West Virginia. At December 31, 1997, the Company served at retail approximately 1,782,000 residential, commercial and industrial gas sales customers in Ohio, Pennsylvania, Virginia and West Virginia. Variations in weather conditions can materially affect the volume of gas delivered by the distribution subsidiaries, as 98% of their residential and commercial customers use gas for space heating.

CNG Transmission is an interstate gas transmission subsidiary that operates a regional interstate pipeline system serving each of the distribution subsidiaries, and nonaffiliated utility and end-user customers in the Midwest, the Mid-Atlantic states and the Northeast. Through its wholly owned subsidiary, CNG Iroquois, Inc., CNG Transmission holds a 16% general partnership interest in the Iroquois Gas Transmission System, L.P., a Delaware limited partnership that owns and operates an interstate natural gas pipeline extending from the Canada-United States border near Iroquois, Ontario, to Long Island, New York. The Iroquois pipeline transports Canadian gas to utility and power generation customers in metropolitan New York and New England.

CNG Producing is a gas and oil exploration and production subsidiary whose activities are conducted primarily in the Gulf of Mexico, the southern and western United States, the Appalachian region, and in Canada.

CNG Energy Services markets an array of energy sales, management, storage and other products and services that can be arranged separately or in various combinations to meet the individual energy needs of customers. It has Federal Energy Regulatory Commission (FERC) approval to purchase and sell electricity at market-based prices. Retail gas and electricity sales are made through CNG Energy Services' subsidiary, CNG Retail Services Corporation (CNG Retail). CNG Energy Services also holds the Company's ownership interests in six independent power plants. At December 31, 1997, four of these were being held for sale and had their carrying values written down.

CNG Power Services is a power marketing subsidiary which also has FERC approval to purchase and sell electricity at market-based prices.

CNG International was formed in 1996 to engage in energy-related activities outside of the United States (see "International Activities," page 14).

Consolidated LNG was organized to import and regasify liquefied natural gas
(LNG) for sale to CNG Transmission. However, Consolidated LNG ended its involvement in LNG operations in 1982 and, as of February 28, 1998, had recovered its undepreciated investment in LNG-related facilities, plus carrying charges and taxes, through a FERC-approved amortization surcharge.

CNG Research administers proprietary research activities. Amounts spent on research activities in the calendar years 1995 through 1997 by all the subsidiaries were not material.

CNG Coal formerly owned coal reserves and a related plant site. CNG Coal sold its coal properties to a subsidiary of Cyprus Amax Minerals Company in 1996.

Service Company is a subsidiary service company authorized by the Securities and Exchange Commission (SEC) under the PUHCA. It advises and assists the other subsidiary companies on administrative and technical matters and manages centralized activities and facilities for their benefit. It also provides services to the Parent Company.

CNG Financial was formed to engage in financing of gas-utilizing equipment, but has not yet engaged in any such transactions.

GOVERNMENTAL REGULATION

The Company is subject to regulation by the SEC pursuant to the PUHCA. After an in-depth study of the PUHCA in the context of fundamental changes in the energy industry over the past decade, the SEC's Division of Investment Management issued a report in 1995 on the regulation of public utility holding companies. This report contained recommendations for legislative action, including repeal of the PUHCA with more oversight responsibility borne by the FERC and state commissions. The report also proposed reform to remove a substantial portion of the administrative burden inherent in the current PUHCA regulatory policies and procedures. Legislation has been introduced which would completely repeal the PUHCA, while another group has proposed a comprehensive energy reform program to address market power issues, particularly regarding the electric industry (see "Gas and Electric Industry Developments," page 5).

CNG Transmission and Consolidated LNG are "natural-gas companies" subject to the Natural Gas Act of 1938, as amended. CNG Transmission's interstate transportation and storage activities are regulated under such Act and are conducted in accordance with tariffs and service agreements on file with the FERC. CNG Energy Services, CNG Power Services and CNG Retail, public utilities as defined by section 201 of the Federal Power Act, are also subject to limited FERC regulation. The distribution subsidiaries are subject to regulation by the respective utility commissions in the states within which they operate. Additionally, CNG Energy Services and CNG Retail are classified as public utilities in Pennsylvania for the limited purpose of their participation in the Pennsylvania electric retail access programs.

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

The electric utility company in Argentina, in which the Company has an interest, is subject to regulation at the federal and provincial level. The Argentine gas utility companies, in which the Company has an interest, are regulated at the federal level. The pipelines in Australia, in which the Company has an interest, are currently subject to state regulation, and will become subject to national regulation being developed by the Commonwealth and state and territorial governments.

CAPITAL EXPENDITURES

The current capital spending program for 1998 is estimated at $714.7 million, a 17% increase compared with total capital spending in 1997. The estimated 1998 budget has been allocated as follows: distribution, $145.7 million; transmission, $61.5 million; exploration and production, $312.7 million; energy marketing services, $25.3 million; international, $151.6 million; and corporate and other, $17.9 million. The increased level of capital expenditures planned for 1998 reflects higher spending for unregulated businesses. Exploration and production operations reflect increased spending on deep-water projects and increased conventional onshore and offshore drilling. Expenditures for international operations reflect expected continued expansion of investment opportunities in Australia and Latin America. Transmission and distribution operations expenditures will primarily be limited to spending for enhancements and improvements in the pipeline system and related facilities. The "corporate and other" category includes expenditures to upgrade information systems technology, primarily to centralize and consolidate services and financial systems. The capital budget will be reviewed during the year and is subject to revision.

COMPETITIVE CONDITIONS

Various regulatory and market trends have combined to increase competition for the Company in recent years, and for the energy industry in general. The factors affecting the Company include: federal and state regulatory efforts, such as the FERC's various initiatives to increase competition in both the gas and electric industries; the overall availability of energy nationwide at relatively low prices; competition from producers and other sellers and brokers of gas for the retail and wholesale markets; expansion of competition among distribution companies for industrial and commercial customers; competition with existing and proposed pipelines, and projects to import gas from Canada and other foreign countries; and competition with other energy forms, such as electricity, fuel oil and coal.

FERC Order No. 636 (Order 636) significantly increased competition in the natural gas industry. In the restructured marketplace, local gas utilities and large-volume end users, including former pipeline sales customers, bear all the responsibilities and risks for arranging the procurement of their gas supplies and contracting with pipelines to transport purchases. However, as the Company's distribution subsidiaries had been managing a part of their own gas supplies for a number of years, the transition to a more competitive environment under Order 636 did not have a significant impact on their operations. Storage facilities owned and operated as part of the Company's distribution and transmission operations, as well as acquired storage capacity, have become even more important factors in gas supply management.

     GAS AND ELECTRIC INDUSTRY DEVELOPMENTS

In the current gas industry environment, competition at the retail level is receiving increased attention by state regulators. Governments in two of the states in which the Company operates distribution subsidiaries have enacted or considered legislation regarding deregulation of natural gas at the retail level. In Ohio, a 1996 law established customer choice as a state policy in the supply of natural gas services, and allows retail customers to obtain gas from an array of suppliers. The Public Utilities Commission of Ohio (PUCO) has proposed rules to implement the law. Legislation is being considered in Pennsylvania that would completely unbundle gas utility merchant functions by January 1999. One aspect of the proposal would permit the Pennsylvania Public Utility Commission (PUC) to certify marketers, in addition to gas utilities, as suppliers of last resort, creating competition in a traditional gas utility function. The proposal requires the PUC to review and act by September 1998 on plans submitted by gas utilities.

In addition to the further deregulation of the gas industry, the emerging unbundling of services provided by electric utilities may ultimately result in the convergence of both industries to create one overall, highly competitive marketplace for a customer's total energy needs. During 1995 and 1996, regulators at the federal and state levels finalized initiatives to promote increased competition in the electric industry. These initiatives included issuance in 1996 of FERC Order Nos. 888 and 889 (Orders 888 and 889). By requiring open access to the national electric transmission grid, Order 888 fosters increased competition in both the generation of electricity and the supply of bulk power to major wholesale customers. A companion order, Order 889, addresses the timing, information access and other administrative details associated with the FERC deregulation initiative.

Other signs of an increasingly deregulated electric utility environment include retail competition plans adopted in several states, pilot retail wheeling programs and pro-competition legislation proposed at both the federal and state levels. While no legislation has been enacted in Ohio regarding electric competition at the retail level, a legislative study committee report issued in January 1998 calls for full customer choice by 2000. In Pennsylvania, the Electric Generation Customer Choice and Competition Act enacted in late 1996 requires a transition to a competitive electric market at the retail level beginning in 1999, with full competition by 2001. In March 1998, the Virginia Senate and House of Delegates passed an electric industry restructuring bill calling for a transition to wholesale competition beginning in 2002 and retail competition in 2004 and sent the bill to the Governor for consideration. In West Virginia, a bill introduced in February 1998 would authorize the Public Service Commission (PSC) to prescribe and implement a plan to deregulate the electric industry that must balance fairly the interests of customers, electric utilities and the state's economy.

Reflecting the evolution to a more competitive energy environment, the pace and size of business combinations among natural gas and electric utilities continued to increase during 1997. These business combinations have generally been initiated to provide benefits from economies of scale, to reduce costs by the elimination of duplicate facilities and processes, and to improve the strategic and competitive position of the surviving entity. Recent and pending regulatory actions may serve to further facilitate more business combinations in the energy industry. The FERC has streamlined its regulatory review process regarding pending mergers. In addition, the SEC has recommended legislation to conditionally repeal the PUHCA, to which the Company is subject, in conjunction with legislation which would grant the various state regulatory commissions greater oversight authority of companies currently subject to the PUHCA. Legislation has been introduced which would completely repeal the PUHCA, while another group has proposed a comprehensive energy reform program to address market power issues, particularly regarding the electric industry. If legislation to repeal or significantly modify the provisions of the PUHCA becomes law, certain federal restrictions related to diversification activities, including business combinations, for gas and electric companies subject to the PUHCA may be eased.

Through its actions in recent years, the Company believes it is well-positioned to compete in an evolving and increasingly deregulated energy marketplace. The creation of CNG Retail and the ongoing development of the energy marketing services component and participation in international investments, coupled with streamlining and restructuring of its existing distribution, transmission, exploration and production and support operations, reflects the Company's proactive approach to meeting the demands of a more competitive and dynamic business environment.

     DISTRIBUTION

The distribution subsidiaries generally operate in long-established service areas and have extensive facilities already in place. Growth in the Company's traditional service areas in Ohio, Pennsylvania and West Virginia is limited in that natural gas is already the fuel of choice for heating and for most significant industrial applications. These areas have experienced minimal population growth in recent years, and almost all customers have become more energy efficient, resulting in lower gas usage per customer. In addition, the economies of these areas, which were formerly based mainly on heavy industry, have diversified with increased emphasis on high technology and service-oriented firms. Opportunities for growth in the distribution operations, however, are expected to continue at Virginia Natural Gas. This subsidiary offers the potential for future growth through its expanding service territory and the prospect of conversion of space-heating customers and commercial and industrial applications to gas.

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

Competition in the markets served by the distribution subsidiaries continues to increase. As the gas industry has restructured and government regulations have changed, a marketplace has evolved with new and traditional competitors--the usual oil and electric companies, other gas companies, producers seeking to gain direct access to the Company's customers, and gas brokers and dealers seeking to supplant supplies with spot market gas. Natural gas faces price competition with other energy forms, and certain of the distribution companies' industrial customers have the ability to switch to fuel oil or coal if desired. In addition, competition is increasing among local distribution companies to provide gas sales and transportation services to commercial and residential customers (see "Retail Unbundling," page 14). Currently, local distribution companies operate in what are essentially dual markets--a traditional utility market, where a utility has an obligation to provide service and offers a "bundled" package of services to all customers; and a "contract" market, where obligations are defined by contract terms. In the latter market, large customers can elect individually or in various combinations whatever gas supplies, storage and/or transportation services they require. The Company has responded to this competitive environment by offering a variety of firm and interruptible services, including gas transportation, storage, supply pooling and balancing, and brokering, to industrial and commercial customers. Also, residential customers in certain of the Company's service territories can choose an alternative source of gas supply with the distribution subsidiaries continuing to provide the transportation service to the customers.

     TRANSMISSION

CNG Transmission operates a regional interstate pipeline system with the principal pipeline and storage facilities located in Ohio, Pennsylvania, West Virginia and New York. CNG Transmission offers gas transportation, storage and related services to its affiliates, as well as to utilities and end users in the Northeast, Mid-Atlantic and Midwest regions of the country.

The changing regulatory environment has provided CNG Transmission and other pipeline companies with a number of opportunities for expansion. CNG Transmission has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast (see "Market Expansion," page 14). CNG Transmission's large underground storage capacity and the location of its gridlike pipeline system as a link between the country's major gas pipelines and large markets on the East Coast have been key factors in the success of these expansion efforts. The Company's pipelines are part of an interconnected gas transmission system which will continue to enable retail end users to take advantage of the accessibility of supplies nationwide as gas utilities unbundle services at the retail level (see "Gas and Electric Industry Developments," page 5 and "Retail Unbundling," page 14).

CNG Transmission competes with domestic as well as Canadian pipeline companies and gas marketers seeking to provide or arrange transportation, storage and other services for customers. Also, certain end users have the ability to switch to fuel oil or coal if desired. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain longline pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enables CNG Transmission to tailor its services to meet the individual needs of customers.

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

From the production perspective, the marketing of gas and oil is highly competitive with price being the most significant factor. Gas producers throughout the industry, including CNG Producing, face a diverse and active market with purchasers seeking to balance the advantage of lower-cost spot market supplies with the security of higher-priced, longer-term contracts. The growth of gas and energy marketing firms has added to the competition for CNG Producing. CNG Energy Services is the primary marketing agent for all of the Company's nonregulated gas production. When the economics warrant, the Company attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of the Company's gas production. Further, the deliverability of gas produced is influenced by competition for downstream pipeline transportation capacity. As the Company's gas marketing agent, CNG Energy Services continues to develop marketing strategies, contracts and arrangements to address customer needs for intermediate and long-term gas supplies as well as swing, peaking and other energy services. In addition, in the ordinary course of business, CNG Producing and CNG Energy Services participate in price risk management activities to manage exposure to price risk in connection with the production, purchase and sale of natural gas and oil.

The exploration for and production of gas and oil is subject to various federal and state laws and regulations which may, among other things, limit well drilling activity and volumes produced. Changes in these laws and regulations can impact the exploration and production operations.

     ENERGY MARKETING SERVICES

The Company's energy marketing services operations, comprised of CNG Energy Services and CNG Power Services, are engaged in a variety of energy-related activities in highly competitive markets. These activities include fuel management, gas marketing, energy price risk management, pipeline capacity and storage management, power marketing and electric generation.

Energy marketing services competes with the marketing operations of both independent and major energy companies in addition to electric utilities, independent power producers, local distribution companies, and various energy brokers. As a result of the continuing efforts to deregulate both natural gas and electric industries to the retail level, the relative energy cost differences among different forms of energy are expected to be reduced in the future. Competition is based largely upon pricing, availability and reliability of supply, technical and financial capabilities, regional presence and international experience.

GAS SUPPLY

     GENERAL INFORMATION

The Company's gas supply is obtained from various sources including: purchases from major and independent producers in the Southwest and Midwest regions; purchases from local producers in the Appalachian area; purchases from gas marketers; purchases on the spot market; production from Company-owned wells in the Appalachian area, the Southwest, Midwest and offshore; and withdrawals from the Company's underground storage fields.

Regulatory actions, economic factors, and changes in customers and their preferences continue to reshape the Company's gas sales markets. A significant number of industrial and commercial customers and a growing number of residential customers currently purchase a large portion of their gas supplies from producers, marketers, or on the spot market, and contract with the transmission and/or distribution subsidiaries for transportation and other services. Since these customers are less reliant on the distribution subsidiaries for sales service, the volume of gas that these subsidiaries must obtain to meet sales requirements has been reduced. This trend is likely to continue as the state regulators continue unbundling services at the retail level. The distribution subsidiaries continue to purchase gas supplies for their remaining merchant customers and recover the costs through their approved rates. CNG Energy Services and CNG Retail have the responsibility and price risk for obtaining their own gas supplies to meet customer needs.

The Company's available gas supply in 1997 was again in a surplus position--where available supplies exceeded sales requirements. Considering the Company's large storage capacity, the volumes obtainable under its gas purchase and gas supply contracts, Company-owned gas reserves, and assuming the future availability of spot market gas, the Company believes that supplies will be available to meet sales requirements for several years. Gas supply statistics for the past five years are on page 13.

     GAS PURCHASED

Purchased gas volumes were 943.0 Bcf in 1997, representing 84% of the Company's 1997 gas supply of 1,117.9 Bcf. Spot market and short-term purchases were 890.3 Bcf, or about 79% of the total 1997 supply. Volumes purchased under contracts with Appalachian area producers totaled 52.7 Bcf, or 5% of the 1997 supply.

The Company has continued to purchase volumes from the array of accessible producing basins using its firm capacity resources. These purchased supplies include Appalachian resources in Ohio, Pennsylvania and West Virginia, and production from the Gulf Coast, Mid-Continent and offshore areas. Gas purchase contract terms have continued to undergo transformation initiated with the removal of CNG Transmission and other gas pipelines from the merchant function. Much of the supply is purchased under seasonal or spot purchase agreements. While the average term of the Company's gas purchase agreements has declined, the reliability of supply has been adequate. The availability of supplies and heightened competition have forged a viable market which has proven capable of satisfying the firm delivery requirement for supplies to the Company's market in a highly reliable manner.

At December 31, 1997, the distribution subsidiaries had 351.0 Bcf of firm transport capacity on various pipelines to move supplies from purchase locations to market, yielding deliveries of up to 1.0 Bcf of gas a day. These pipelines include CNG Transmission, Tennessee Gas Pipeline Company, Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, ANR Pipeline Company, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Columbia Gas Transmission Corporation, Columbia Gulf Transmission and Trunkline Gas Company. CNG Energy Services also uses firm and interruptible transportation capacity in varying quantities throughout the year to receive supplies from producers and make deliveries to customers.

     GAS STORAGE

The Company's underground storage facilities play an important part in balancing gas supply with sales demand and are essential to servicing the Company's large volume of space-heating business. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity. The Company operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. The Company owns 21 of these storage fields and has joint-ownership with other companies in 5 of the fields. The total designed capacity of the storage fields is approximately 885 Bcf. The Company's share of the total capacity is about 669 Bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

CNG Transmission operates 719 Bcf of the total designed storage capacity and owns 503 Bcf of the Company's capacity. CNG Transmission utilizes a large portion of its turnable capacity to provide over 260 Bcf of gas storage service for others. This service is provided principally to affiliates, end users and many of CNG Transmission's former wholesale gas sales customers who primarily serve consumers in the Northeast.

Two of the distribution subsidiaries, East Ohio Gas and Peoples Natural Gas, own and operate the remaining 166 Bcf of storage capacity. In addition to owning their own storage, these companies, as well as several of the other subsidiaries, have access to a portion of the storage capacity operated by CNG Transmission. The distribution subsidiaries and CNG Energy Services also have capacity available in storage fields owned by others.

The Company controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

     GAS AND OIL PRODUCING ACTIVITIES

Increased gas and oil production contributed to improved results from the exploration and production operations in 1997. In addition to an increased capital spending plan for the exploration and production segment during 1998, the Company may pursue exploration and production acquisition opportunities that meet the Company's longer-term strategy.

The Company's total gas production in 1997 was 158.1 Bcf, up from 147.5 Bcf in 1996. Oil production was 7.3 million barrels, up 53% from 4.8 million barrels in 1996.

The Company's gas wellhead prices in 1997 averaged $2.43 a thousand cubic feet
(Mcf), down from $2.46 in 1996. The Company's average gas wellhead prices are generally higher and less volatile than industry spot prices since its average price reflects a mix of longer-term contracts. However, due to market-based pricing mechanisms under many of the contracts, the Company's gas prices generally follow industry trends. The average oil wellhead price in 1997 decreased to $16.07 a barrel, compared with $17.60 in 1996, consistent with the general decline in world oil prices.

The following table sets forth 1997 drilling activity by region:

-------------------------------------------------------------------------------------------

                                                                      Wells Drilled
                                                               Exploratory     Development
-------------------------------------------------------------------------------------------
                                                               Gross    Net    Gross    Net
                                                                --      --      ---     --
Onshore (Southwest and West)...............................      5       3       24     15
Gulf of Mexico.............................................     12       6       12      7
Appalachian Region.........................................     --      --       38     36
Canada.....................................................     --      --       58     13
                                                                --      --      ---     --
     Total.................................................     17       9      132     71
                                                                ==      ==      ===     ==
-------------------------------------------------------------------------------------------

Of the total 149 wells drilled in 1997, 134 were successful, a 90% success rate. Of the 17 exploratory wells drilled, 6 were successful.

Total Company-owned proved gas reserves at year-end were 1,183 Bcf, up from 1,083 Bcf at the end of 1996. Proved oil reserves were 50.6 million barrels, compared with 50.5 million barrels in 1996. CNG added 315 Bcf of gas equivalent from additions, revisions, and purchases of gas and oil reserves in 1997. (See "Company-Owned Reserves," page 20.)

During 1997, major discoveries were made in the Main Pass and West Cameron areas of the Gulf of Mexico. Production at Nautilus and Nemo, two projects in the Main Pass area, is expected to begin in late 1998. At Nautilus, facilities are being constructed to handle 180 million cubic feet of gas and 20,000 barrels of oil a day for the two projects. CNG owns 65% of Nautilus and 100% of Nemo and West Cameron Block 130 and is the operator of all three projects.

The Company's production at Popeye, a deep-water natural gas discovery in the Green Canyon area of the Gulf of Mexico, was the equivalent of 22 Bcf of gas during 1997, including .8 million barrels of condensate. To continue the high productivity at Popeye, a third well was drilled during 1997. CNG Producing's interest in this property is 37.5%. Shell Offshore, Inc. is the operator in the joint venture and Mobil Oil Exploration and Producing Southeast and BP Exploration Inc. are the other participants.

Production began in March 1997 at Neptune, a deep-water oil discovery at Viosca Knoll 826. This project, in which the Company holds a 50% interest, added proved reserves equivalent to 190 Bcf of gas in 1994, representing the largest single addition to the Company's reserves in its history. Additional proved reserves at Neptune equivalent to 18 Bcf of gas were added during 1996. The Company's portion of production from this field was the equivalent of 18 Bcf of gas during 1997. This production was comprised almost entirely of oil. Facilities designed with Oryx Energy Company, the operating partner, to produce up to 25,000 barrels of oil and 30 million cubic feet of natural gas a day are being modified to increase daily production limits to 35,000 barrels of oil and 32 million cubic feet of gas.

CNG Producing was the successful bidder on 18 leases offered in the federal government's Gulf of Mexico lease sales in 1997, including 14 blocks in deep water areas of the Gulf of Mexico. At year-end 1997, the Company held 2.0 million net acres of exploration and production properties, approximately the same as year-end 1996. The Company's lease holdings include about 1.4 million net acres in the Appalachian area, 373,500 in the offshore Gulf of Mexico, and 217,700 in the inland areas of the Southwest, Gulf Coast and West. The Company holds a 21% interest in heavy oil properties in Alberta, Canada. Proved reserves associated with the Canadian properties approximated .8 Bcf of gas and 6.5 million barrels of oil at December 31, 1997. On an energy-equivalent basis, these reserves represent less than 3% of the Company's total proved reserves at that date.

The Company drilled 38 wells in the Appalachian Region during 1997. The Company plans to continue production from these properties and to maintain its strong acreage position in the Appalachian Region, and may seek to acquire additional properties in this area that meet the Company's longer-term strategy.

The Company will continue to review its property inventory during 1998, and sales of selected properties are possible depending on economic conditions.

GAS SALES AND TRANSPORTATION (Five-year statistics are on page 13.)

     GAS SALES CUSTOMERS

------------------------------------------------------------------------------------------

 Customers     Total*     Residential   Commercial   Industrial   Wholesale   Nonregulated
------------------------------------------------------------------------------------------
December 31,
     1997     1,865,117    1,655,587**   124,141       1,813         39          83,537**
     1996     1,841,963    1,713,504     125,842       1,764         37             816
     1995     1,824,497    1,695,949     126,304       1,736         12             496
     1994     1,799,649    1,672,630     124,803       1,697         14             505
     1993     1,777,157    1,656,752     118,170       1,688         31             516
------------------------------------------------------------------------------------------

 *Includes residential and commercial space-heating customers as follows:
  1997-1,750,136; 1996-1,808,062; 1995-1,788,778; 1994-1,762,207; and
  1993-1,738,945.
**Reflects the shift of former residential sales customers to other suppliers, primarily CNG Retail (see "Retail Unbundling," page 14).

     REGULATED GAS SALES

Sales of gas to residential customers in 1997 were 208 Bcf, down 11 Bcf from 1996, while sales to commercial customers were 60 Bcf in 1997, down 7 Bcf compared to 1996. Warmer weather and the effect of the displacement of sales volumes to other suppliers, including CNG Retail, were the reasons for the decrease in gas sales volumes in 1997 compared to 1996. The weather in the Company's retail service areas in 1997 was 2% colder than normal but 4% warmer than 1996.

Industrial sales in 1997 were 4 Bcf, down 3 Bcf from 1996. Due to both availability and price, many industrial users buy gas directly from producers, from marketers, or on the spot market, and contract with the subsidiaries for transportation service. Total gas deliveries (sales and transportation) to industrial customers were 138 Bcf in 1997, compared with 139 Bcf in 1996.

     NONREGULATED SALES

Nonregulated gas sales in 1997 were 808 Bcf, up 412 Bcf from 1996. Gas sales by CNG Energy Services were 787 Bcf, compared to 369 Bcf in 1996. Almost all of the gas produced by the Company's exploration and production operations is transferred to CNG Energy Services for sale. Volumes related to gas brokering activity were 12 Bcf in 1997, down from 19 Bcf in 1996.

     GAS TRANSPORTATION

Total transportation volumes in 1997 were 754 Bcf, down from 758 Bcf in 1996. Total transportation volumes include volumes transported by the distribution subsidiaries for commercial, industrial and off-system customers amounting to 189 Bcf in 1997, up 15 Bcf over 1996. This increase reflects transportation volumes for commercial customers which were up 9 Bcf compared to the prior year and transportation provided to former sales customers in connection with the retail unbundling initiative.

GAS SALES, SUPPLY, TRANSPORTATION AND STORAGE STATISTICS (Excludes affiliated transactions)

----------------------------------------------------------------------------------------------

        Years Ended December 31,            1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------------
GAS SALES REVENUES (MILLIONS)
Regulated
  Residential...........................  $1,449.1   $1,346.1   $1,214.2   $1,254.9   $1,222.5
  Commercial............................     369.7      361.6      345.9      373.4      372.6
  Industrial............................      22.8       30.6       32.6       45.8       55.4
  Wholesale.............................       9.4       13.9        4.7        5.2      422.7
Nonregulated............................   2,339.1    1,092.5      997.7      723.6      541.8
                                          --------   --------   --------   --------   --------
     Total..............................  $4,190.1   $2,844.7   $2,595.1   $2,402.9   $2,615.0
                                          ========   ========   ========   ========   ========
AVERAGE SALES RATES PER MCF
Regulated
  Residential...........................  $   6.97   $   6.15   $   5.71   $   6.09   $   5.76
  Commercial............................      6.19       5.41       4.95       5.38       5.13
  Industrial............................      5.33       4.47       4.49       4.89       4.43
  Wholesale.............................         *          *          *          *       5.24
Nonregulated............................      2.90       2.76       1.79       2.17       2.40
     Weighted average...................  $   3.88   $   4.12   $   3.07   $   3.89   $   4.33
                                          ========   ========   ========   ========   ========
GAS REQUIREMENTS (BCF)
Regulated gas sales
  Residential...........................     207.8      218.7      212.5      205.9      212.3
  Commercial............................      59.7       66.8       69.8       69.4       72.7
  Industrial............................       4.3        6.9        7.3        9.4       12.5
  Wholesale.............................        .2        1.6         .3         .3       80.7
Nonregulated gas sales..................     807.7      396.1      556.6      332.8      226.0
                                          --------   --------   --------   --------   --------
     Total sales........................   1,079.7      690.1      846.5      617.8      604.2
Used and unaccounted for................      38.2       54.4       51.0       48.3       44.0
                                          --------   --------   --------   --------   --------
     Total requirements.................   1,117.9      744.5      897.5      666.1      648.2
                                          ========   ========   ========   ========   ========
GAS SUPPLY (BCF)
Purchased gas...........................     943.0      618.3      771.1      559.6      485.2
Storage (input) withdrawal..............      16.8      (21.3)      19.2      (13.0)      33.5
Gas produced
  Gulf region...........................     116.5      108.1       68.3       76.4       81.6
  Appalachian area......................      25.8       26.0       27.2       27.8       29.4
  Other areas...........................      15.8       13.4       11.7       15.3       18.5
                                          --------   --------   --------   --------   --------
     Total produced.....................     158.1      147.5      107.2      119.5      129.5
                                          --------   --------   --------   --------   --------
     Total supply.......................   1,117.9      744.5      897.5      666.1      648.2
                                          ========   ========   ========   ========   ========
PURCHASED GAS COSTS (MILLIONS)**........  $2,855.2   $1,843.2   $1,611.9   $1,375.8   $1,349.5
                                          ========   ========   ========   ========   ========
AVERAGE PURCHASE RATES PER MCF**........  $   3.03   $   2.98   $   2.09   $   2.46   $   2.78
                                          ========   ========   ========   ========   ========
GAS TRANSPORTATION
Revenues (Millions).....................  $  358.9   $  346.6   $  333.2   $  293.7   $  222.5
                                          ========   ========   ========   ========   ========
Gas Transported (Bcf)...................     753.7      758.5      749.8      724.9      587.5
                                          ========   ========   ========   ========   ========
GAS STORED AT DECEMBER 31 (BCF).........     407.2      426.2      406.4      427.4      416.4
                                          ========   ========   ========   ========   ========
----------------------------------------------------------------------------------------------

 *Demand charges and low sales volumes produce an average rate which is not meaningful.
**Includes transportation charges.

MARKET EXPANSION

In recent years the Company has pursued a broad program designed to expand its interstate pipeline system and extend its marketing territory. A recently-announced pipeline expansion project in conjunction with East Ohio Gas and others is expected to provide additional capacity at minimal cost. The Company's principal objective has been to build long-term supply relationships with customers in the growing markets at the perimeter of its system, markets which offer opportunities for growth in throughput due to their increasing demand for energy. The Company has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast. These markets are particularly attractive in that gas space heating is not yet as widely used in these areas as in the Company's traditional service areas of western Pennsylvania, eastern Ohio, West Virginia and upstate New York. Because of its large gas storage capacity and the location of its gridlike pipeline system in close proximity to these markets, the Company has an opportunity to be an important gas supplier to utilities with growing space-heating markets and for customers seeking an environmentally clean, efficient fuel for electric generation.

     RETAIL UNBUNDLING

Similar to the unbundling of the services provided by gas pipeline companies, gas distribution companies are adapting to the deregulation and unbundling of the retail energy market. Under open access programs, natural gas suppliers other than the local gas utility can use the utility's existing lines to deliver gas to customers.

In early 1997, the Company formed a new nonregulated subsidiary, CNG Retail, to market natural gas, electricity, and consumer products and services to residential, commercial and small industrial customers, including those within the Company's traditional service territories. CNG Retail is expected to enable the Company to take advantage of emerging deregulated energy markets for both gas and electricity.

During the spring of 1997, Peoples Natural Gas opened its system in Pennsylvania to customer choice. In addition, on July 2, 1997, the PUCO approved the East Ohio Gas "Energy Choice" pilot program. Under this program, approximately 15% of East Ohio Gas's residential and small business customers are being given the opportunity to purchase their natural gas from competing suppliers, if they so choose.

     INTERNATIONAL ACTIVITIES

In March 1998, the Western Australia state government announced its acceptance of a bid totaling approximately $1.7 billion (US$) from a group of companies including CNG International to own and operate the AlintaGas Dampier-to-Bunbury Natural Gas Pipeline in Western Australia. CNG International will hold a 33.3% interest in the pipeline. Other partners in the project include El Paso Energy Corporation (33.3%), AMP Asset Management (11.1%), Axiom Funds Management (11.1%) and Hastings Funds Management (11.1%). The purchase is expected to close in March 1998 and CNG International's investment will be approximately $145 million.

During December 1997, CNG International acquired 12.5% ownership interests in two gas utility holding companies, Sodigas Pampeana and Sodigas Sur, and a 20% ownership interest in an electric utility holding company, Buenos Aires Energy Company (BAECO), from CEI Citicorp Holdings S.A. in Argentina. The gas utility holding companies have ownership interests in two gas distribution companies, Camuzzi Gas Pampeana and Camuzzi Gas del Sur, and BAECO has an ownership interest in an electric distribution company, EDEA. The service territories of these companies span from Buenos Aires province to the southernmost tip of Argentina. Camuzzi Argentina S.A. will maintain majority ownership interests in the holding companies. At December 31, 1997, CNG International's investments in the Argentine holding companies totaled $79.1 million.

In December 1996, CNG International and El Paso Energy Corporation entered into a joint venture to own and operate the Australian pipeline assets formerly held by Tenneco Energy. CNG International owns 30% of Epic Energy Pty Ltd. (Epic Energy), an Australian entity formed to hold the investment's operating assets. The primary operating assets of the venture include two major long-distance natural gas pipelines from Australia's Cooper Basin. CNG International's net investment in Epic Energy totaled $30.9 million at December 31, 1997.

     ADDITIONAL USES FOR NATURAL GAS

During 1997, the Company continued its involvement with a number of gas burning technologies that provide opportunities to improve customer efficiency while promoting the use of natural gas in markets that are not sensitive to the weather or economic downturn. The advancement of such technologies appears beneficial as business entities strive to comply with provisions of the Clean Air Act, legislation which applies strict anti-pollution standards to factories, fleet and mass transit vehicles, and electric power plants. The law is likely to increase demand for natural gas, but the extent thereof will depend on how the Act is implemented and enforced. Gas demand could also increase as the result of the Energy Policy Act of 1992 which requires and encourages large vehicle fleets to operate on alternative fuels such as natural gas.

The Company is also pursuing other technological opportunities, including gas cooling equipment, fuel cell power generation, coal drying processes and the promotion of natural gas powered vehicles (NGVs). Fleet operators and mass transit authorities are using NGVs for both fuel cost efficiencies and to reduce environmental pollution. Despite the environmental benefits of NGVs, it appears unlikely that such vehicles will replace a significant number of gasoline powered vehicles in the near future, given the lack of a nationwide network of refueling facilities and the current cost of retrofitting vehicles. However, the Energy Policy Act now requires state fleets and alternate fuel providers in the nation's 250 largest urban areas to acquire alternative fuel vehicles. A certain percentage of new light-duty fleet vehicles must be capable of operating on alternative fuels, which include natural gas.

RATE MATTERS

The regulated subsidiaries continue to seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain distribution companies make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas.

On July 1, 1997, CNG Transmission filed a general rate filing with the FERC requesting an annual revenue increase of $71 million, related surcharges of approximately $12 million, and permission to establish market-based pricing for some of its transportation and storage services. The filing seeks to accelerate recovery of part of the Company's investment in gathering facilities which will enable CNG Transmission to fully unbundle its gathering facilities by January 1, 2001, in accordance with prior rate case settlements. The filing reflects a proposed rate of return on equity of 14.5%. On July 31, 1997, the FERC accepted in part, and rejected in part, the filing. The FERC's actions included permission to place increased rates into effect January 1, 1998, subject to refund, the establishment of hearing procedures and rejection of the proposal to establish market-based rates.

On January 5, 1998, Hope Gas filed with the PSC of West Virginia for a $14.5 million annual revenue increase. The rate increase request is intended to cover improvements and extensions made to its pipeline system. If approved, the new rates would become effective November 1, 1998.

ITEM 1.     BUSINESS (Concluded)

EXECUTIVE OFFICERS OF THE COMPANY (Note 1)

-----------------------------------------------------------------------------------------------
       Name, Age and                                   Business Experience
     Position (Note 2)                                During Past Five Years
-----------------------------------------------------------------------------------------------
George A. Davidson, Jr. (59)       Mr. Davidson was elected to his present position on May 19,
Chairman of the Board and          1987, and has been a Director since October 1985.
Chief Executive Officer,
and Director

David M. Westfall (50)             Mr. Westfall was elected to his present position on December
Senior Vice President and          1, 1995. He served as Senior Vice President, Financial from
Chief Financial Officer            January 1995 to November 1995. From January 1988 to January
                                   1995, he served as Senior Vice President at CNG
                                   Transmission.

Stephen E. Williams (49)           Mr. Williams was elected to his present position on January
Senior Vice President and          1, 1993.
General Counsel

Stephen R. McGreevy (47)           Mr. McGreevy was elected to his present position on March 1,
Vice President, Accounting         1993. He served as Controller from January 1986 to March
and Financial Control              1993.

Laura J. McKeown (39)              Ms. McKeown was elected to her present position on May 16,
Secretary                          1989.

Thomas F. Garbe (45)               Mr. Garbe was elected to his present position on March 1,
Controller                         1993. He served as Senior Assistant Controller from May 1991 to March 1993.
-----------------------------------------------------------------------------------------------

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

ITEM 2.     PROPERTIES

GENERAL INFORMATION ON FACILITIES (Maps are on pages 18 and 19.)

The Company's total gross investment in property, plant and equipment was $8.7 billion at December 31, 1997. The largest portion of this investment (59%) is in facilities located in the Appalachian area. Another significant portion (26%) is located in the Gulf of Mexico.

Of the $8.7 billion investment, $4.0 billion is in production and gathering systems, of which 62% is invested in the Gulf of Mexico and the Gulf coast and 23% in the Appalachian area. The Company's production subsidiary, CNG Producing, accounts for $3.4 billion of the $4.0 billion investment, and CNG Transmission and the distribution subsidiaries account for the remaining $.6 billion. In addition to the wells and acreage listed elsewhere in ITEM 2, this investment includes 6,526 miles of gathering lines which are located almost entirely within the Appalachian area.

The Company's investment in its gas distribution network includes 30,261 miles of pipe, exclusive of service pipe, the cost of which represents 61% of the $1.9 billion invested in the total function.

The Company's storage operation, the largest in the industry, consists of 26 storage fields, 332,414 acres of operated leaseholds, 2,066 storage wells and 812 miles of pipe. The investment in storage properties is $699 million, including $98 million of cushion gas stored.

Of the $1.6 billion invested in transmission facilities, 67% represents the cost of 6,657 miles of pipe required to move large volumes of gas throughout the Company's operating area.

The Company has 91 compressor stations with 481,824 installed compressor horsepower. Some of the stations are used interchangeably for several functions.

The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. The Company's properties provided the capacity to meet a record system peak day sendout, including transportation service, of 11.4 Bcf on February 6, 1995. The system peak day sendout in 1997 was 10.1 Bcf on January 18.

                                      CNG
                                 FACILITIES MAP

The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:


Map of Principal Facilities at December 31, 1997

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

                                      CNG
                         EXPLORATION AND PRODUCTION MAP

The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:

Map of Exploration and Production Areas at December 31, 1997

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

GAS AND OIL PRODUCING ACTIVITIES

Properties and activities subject to cost-of-service rate regulation are shown together with non-cost-of-service properties and activities in the statistical presentations which follow.

     COMPANY-OWNED RESERVES

Estimated quantities (net before royalty) of proved gas and oil reserves at December 31, 1995 through 1997, follow:

------------------------------------------------------------------------------------------
        December 31,                 1997                 1996                 1995
------------------------------------------------------------------------------------------
                               Proved     Total     Proved     Total     Proved     Total
                              Developed   Proved   Developed   Proved   Developed   Proved
------------------------------------------------------------------------------------------
Gas Reserves (Bcf)
  Non-cost-of-service.......      925     1,141        900     1,040        717        985
  Cost-of-service*..........       42        42         43        43         56         56
                               ------     ------    ------     ------    ------     ------
     Total..................      967     1,183        943     1,083        773      1,041
                               ======     ======    ======     ======    ======     ======
Oil Reserves (000 Bbls)**...   37,568     50,627    24,989     50,457    19,838     45,791
                               ======     ======    ======     ======    ======     ======

 * Hope Gas sold all of its remaining gas reserves to CNG Producing during 1996. At December 31, 1997 and 1996, the Company's remaining cost-of-service gas reserves were held by Peoples Natural Gas.
** Non-cost-of-service.
--------------------------------------------------------------------------------

CNG Producing and CNG Transmission file Form EIA-23 with the Department of Energy. The reserves reported on Form EIA-23 at December 31, 1996, as well as those which will be reported at December 31, 1997, are not reconcilable with Company-owned reserves because they are calculated on an operated basis and include working interest reserves of all parties.

     QUANTITIES OF GAS AND OIL PRODUCED

Quantities (net before royalty) of gas and oil produced during each of the last three years follow:

-------------------------------------------------------------------------------------
                  Years Ended December 31,                    1997     1996     1995
-------------------------------------------------------------------------------------
Gas Production (Bcf)*.......................................    158      148      107
                                                              =====    =====    =====
Oil Production (000 Bbls)**.................................  7,312    4,766    3,149
                                                              =====    =====    =====

 * Includes cost-of-service production of 3, 3 and 4 Bcf for 1997, 1996 and 1995, respectively.
** Includes cost-of-service production of 17,000 barrels in 1995.
--------------------------------------------------------------------------------

The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per Mcf of non-cost-of-service gas produced during the years 1997, 1996 and 1995 was $2.43, $2.46 and $1.89, respectively. The respective average sales prices for oil were $16.07, $17.60 and $16.04 per barrel. The average production (lifting) cost per Mcf equivalent of non-cost-of-service gas and oil produced during the years 1997, 1996 and 1995 was $.33, $.32 and $.34, respectively.

     PRODUCTIVE WELLS
The number of productive gas and oil wells in which the Company has an interest at December 31, 1997, follow:

---------------------------------------------------------------------------------------------
                                                                Gas Wells          Oil Wells
                                                              -------------       -----------
                                                              Gross    Net        Gross   Net
---------------------------------------------------------------------------------------------
Non-cost-of-service*........................................  5,115   4,423       1,023   408
Cost-of-service.............................................  1,436   1,162         --     --
                                                              -----   -----       -----   ---
     Total..................................................  6,551   5,585       1,023   408
                                                              =====   =====       =====   ===
---------------------------------------------------------------------------------------------

*Includes 82 gross (23 net) multiple completion gas wells and 21 gross (8 net) multiple completion oil wells.

     ACREAGE
The following table sets forth the gross and net developed and undeveloped acreage at December 31, 1997:

----------------------------------------------------------------------------------------------
                                       Developed Acreage                 Undeveloped Acreage
                                   --------------------------           ----------------------
                                     Gross             Net               Gross           Net
----------------------------------------------------------------------------------------------
Non-cost-of-service..............  1,552,177        1,152,879           722,861        456,199
Cost-of-service..................    386,058          386,058               695            695
                                   ---------        ---------           -------        -------
     Total.......................  1,938,235        1,538,937           723,556        456,894
                                   =========        =========           =======        =======
----------------------------------------------------------------------------------------------

Approximately 31% of the foregoing non-cost-of-service undeveloped net acreage and 100% of the cost-of-service undeveloped net acreage are located in the Appalachian area.

     NET WELLS DRILLED IN THE CALENDAR YEAR
The number of non-cost-of-service net wells completed during each of the last three years follow (there were no cost-of-service wells completed during this three-year period):

----------------------------------------------------------------------------------------------
                                         Exploratory         Development           Total
                                       ----------------   -----------------   ----------------
                                       Productive   Dry   Productive*   Dry   Productive   Dry
----------------------------------------------------------------------------------------------
Years Ended December 31,
     1997............................      4         5        69         2        73        7
     1996............................      4         5        33         1        37        6
     1995............................      4         9        12         1        16       10
----------------------------------------------------------------------------------------------

*Includes Canadian completions: 1997--12 wells, 1996--23 wells and 1995--3 wells.

As of December 31, 1997, 24 gross (10 net) non-cost-of-service wells were in process of drilling, including wells temporarily suspended. During 1997, the Company was engaged in waterflood projects in Oklahoma and a gas injection program in the Rocky Mountains.

     GAS PURCHASE CONTRACT RESERVES (AT DECEMBER 31, 1997) AND AVAILABILITY OF
SUPPLY      (CALENDAR YEAR 1998)

Gas purchase reserves under contract with independent producers in the Appalachian area total 262 Bcf at December 31, 1997. In addition, at December 31, 1997, the Company had gas supply contracts with various other producers and marketers with contract lengths ranging from a few months to eight years. The volume of gas available to the Company under these supply contracts totals 1,132 Bcf if all volumes are requested. These gas purchase contract reserve and gas supply contract

ITEM 2.     PROPERTIES (Concluded)

volume amounts are as contained in the February 11, 1998 report of Ralph E. Davis Associates, Inc. Of the total 262 Bcf under contract from Appalachian producers, the volume of gas expected to be purchased in 1998 under such contracts is not estimable as such contracts are generally life-of-the-well arrangements and contain provisions adaptable to changing market conditions. Of the total 1,132 Bcf available under contract from other producers and marketers, approximately 738 Bcf of gas will be available to the Company in 1998, assuming all volumes are requested.

The Company anticipates that substantial volumes of gas will be available for purchase during 1998 on the spot market. Due to the nature of spot market transactions, the volumes of such gas available to the Company in 1998 cannot be reasonably estimated. However, for the calendar year 1998, the Company expects its distribution subsidiaries to have approximately 1 Bcf per day of firm transport capacity available on upstream pipelines and 124 Bcf of storage capacity available to meet their customer requirements.

The volumes expected to be available from Company-owned wells in 1998 amount to 171 Bcf of gas and 9,016 thousand barrels of oil. Included in these amounts are 169 Bcf of gas and 9,016 thousand barrels of oil expected to be available from the Company's non-cost-of-service properties. The foregoing volumes are based on the Company's current production estimates of proved gas and oil reserves. Actual production may differ from these amounts due to a number of factors, including changing market conditions and the discovery, acquisition and/or sale of reserves.

ITEM 3.  LEGAL PROCEEDINGS

Environmental-related information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Note 17, page 43. In addition, CNG Producing has self-disclosed to the Environmental Protection Agency potential violations of its annual discharge monitoring reports for certain of its Gulf of Mexico operations. As a result of this self-disclosure, a Consent Agreement and Consent Order (Docket No. VI-98-1618) is expected to be finalized in March 1998 which alleges that CNG Producing violated its National Pollution Discharge Elimination System permit, which CNG Producing does not admit or deny. A civil penalty of $137,500 was assessed and CNG Producing agreed to comply with the conditions of the permit. No endangerment to health or the environment resulted from these alleged violations.

Reference is made to "Rate Matters," page 15, for descriptions of certain regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows:
Note 20(C), page 52.

ITEM 6.  SELECTED FINANCIAL DATA

This information is hereby incorporated by reference to page 18 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is hereby incorporated by reference to pages 1 through 17 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is hereby incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Price Risk Management Activities, page 15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows:
Gas and Oil Producing Activities--Note 20(A), page 48; Quarterly Financial Data--Note 20(B), page 51.

FINANCIAL STATEMENTS

This information is hereby incorporated by reference to pages 19 through 52 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the calendar year 1997, the year for which this Form 10-K is being filed.

On January 16, 1998, the Company filed a Current Report on Form 8-K with the SEC regarding the impairment of Canadian oil producing properties.

On February 18, 1998, the Company filed a Current Report on Form 8-K with the SEC regarding two press releases concerning earnings, reserves, production and other matters.

On March 4, 1998, the Company filed a Current Report on Form 8-K with the SEC regarding a press release concerning the Company's participation in an international investment.

DOCUMENTS FILED AS A PART OF THIS REPORT

     Financial Statements

All of the financial statements filed as a part of this Report are hereby incorporated by reference to Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows:
--------------------------------------------------------------------------------

                                                               Page in
                                                              Appendix I
------------------------------------------------------------------------
Report of Independent Accountants...........................        19
Consolidated Statement of Income for the Years 1995 through         21
  1997......................................................
Consolidated Balance Sheet at December 31, 1996 and 1997....        22
Consolidated Statement of Cash Flows for the Years 1995             24
  through 1997..............................................
Notes to Consolidated Financial Statements..................        25
Schedule II--Valuation and Qualifying Accounts..............    Note 2

Notes:
(1) Schedules I, III, IV, and V have been excluded because they are not applicable.
(2) Omitted inasmuch as amounts involved are not significant.
--------------------------------------------------------------------------------

     Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-63931, 333-10869 and 333-25347) and Form S-8 (Nos. 2-77204, 2-97948, 33-40478,
33-44892, 333-18783 and 333-33505) of Consolidated Natural Gas Company of our report dated February 17, 1998, appearing on page 19 of Appendix I to the Consolidated Natural Gas Company proxy statement for the 1998 annual meeting of stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the references to us under the heading "Experts" in certain Prospectuses.

PRICE WATERHOUSE LLP

600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
March 19, 1998

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS
--------------------------------------------------------------------------------

  SEC
Exhibit
Number                       Description of Exhibit
 ---------------------------------------------------------------------
 (3)      Articles of Incorporation and By-Laws:
          (3A)  Certificate of Incorporation of Consolidated Natural
          Gas Company, restated October 4, 1990 (incorporated by
                reference to Exhibit A-1 to the Application-
                Declaration of Consolidated Natural Gas Company on
                Form U-1, File No. 70-7811), as amended May 31, 1996
                (such amendment incorporated by reference to Exhibit
                4(B) to the Form S-3 Registration Statement under the
                Securities Act of 1933, Consolidated Natural Gas
                Company, Registration No. 333-10869)
          (3B)  By-Laws of Consolidated Natural Gas Company, last
          amended February 17, 1998, are filed herewith
 (4)      Instruments Defining the Rights of Security Holders,
          Including Indentures:
          (4A)  (1) Indentures of Consolidated Natural Gas Company:
          Indentures of Consolidated Natural Gas Company are
                incorporated by reference to previously filed material
                as indicated on the list filed herewith
                  (2) Note Purchase Agreement of Virginia Natural Gas:
                Note Purchase Agreement dated as of January 1, 1989,
                between Virginia Natural Gas, Inc. and the Aid
                Association for Lutherans relating to $20,000,000
                principal amount of 9.94% Senior Notes, Series A, due
                January 1, 1999 (incorporated by reference to Exhibit
                B-1 to the Application-Declaration of Consolidated
                Natural Gas Company on Form U-1, File No. 70-7667)
          (4B)  Section 203 of the Delaware General Corporation Law,
          "Business Combinations With Interested Stockholders,"
                effective February 2, 1988 (incorporated by reference
                to Exhibit (4B) filed with Consolidated Natural Gas
                Company's Form 10-K for the year ended December 31,
                1987, File No. 1-3196). Other portions of the Delaware
                General Corporation Law affecting security holder
                rights are considered routine and are not filed
                hereunder
          (4C)  Description of Consolidated Natural Gas Company Rights
          Agreement, is hereby incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on January 23,
                1996
(10)      Material Contracts: The following exhibits are filed with
          this Form 10-K by being incorporated by reference to their filing in the Company's Forms 10-K for previous years. The following table indicates for each of such exhibits the Form
          10-K, File No. 1-3196, where such exhibit was filed.
          Exhibits not included in this table are filed herewith or
          incorporated by reference to another source as indicated
          below.
          Form 10-K Exhibit Number             Reporting Year of Form 10-K
          -----------------                    ---------------------------
          (10A), (10B), (10C), (10E), (10G)                1987
          (10H), (10I)                                     1989
          (10J), (10L)                                     1994
          (10D), (10K), (10N)                              1995
          (10M), (10O), (10P), (10Q)                       1996

          (10A)   Form of Split Dollar Insurance Agreement between Consolidated
                  Natural Gas Company and certain employees and Directors

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS (Continued)
--------------------------------------------------------------------------------

  SEC
Exhibit
Number                       Description of Exhibit
----------------------------------------------------------------------
          (10B)   Form of Supplemental Death Benefit Payment Agreement
                  between Consolidated Natural Gas Company and certain
                  employees and Directors

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

          (10F)   Deferred Compensation Plan for Directors of
                  Consolidated Natural Gas Company, effective for years beginning with 1987, as amended February 18, 1997, is filed herewith

          (10G)   Consolidated Natural Gas Company Cash Incentive
                  Bonus Deferral Plan

          (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

          (10I)   Form of Change of Control Salary Continuation
                  Agreement between Consolidated Natural Gas Company and certain employees

          (10J)   Consolidated Natural Gas Company Annual Executive
                  Incentive Program, as amended December 13, 1994.
                  Attachment C as amended February 18, 1997, is filed herewith

          (10K)   Unfunded Supplemental Benefit Plan for Employees of
                  Consolidated Natural Gas Company and Its Participating
                  Subsidiaries Who Are Not Represented by a Recognized
                  Union, as amended December 12, 1995

          (10L)   Consolidated Natural Gas Company Non-Employee
                  Directors' Restricted Stock Plan

          (10M)   Consolidated Natural Gas Company 1995 Employee Stock
                  Incentive Plan, as amended September 10, 1996

          (10N) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995

          (10O)   Consolidated Natural Gas Company 1991 Stock Incentive
                  Plan, as amended September 10, 1996

          (10P)   Trust Agreement between Consolidated Natural Gas
                  Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995

          (10Q)   Consolidated Natural Gas Company 1997 Stock Incentive
                  Plan, is incorporated by reference to Exhibit A in the Company's 1997 definitive proxy statement filed with the SEC

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS (Concluded)

--------------------------------------------------------------------------------
  SEC
Exhibit
Number                       Description of Exhibit
 ---------------------------------------------------------------------
(11)      Statement re Computation of Per Share Earnings:
          Computations of Earnings Per Common Share--Basic, and
          Earnings Per Common Share--Diluted of Consolidated Natural
          Gas Company and Subsidiaries for the years ended December
          31, 1995 through 1997, are filed herewith
(12)      Statement re Computation of Ratios:
          Ratio of Earnings to Fixed Charges of Consolidated Natural
          Gas Company and Subsidiaries for the calendar years
          1993-1997, inclusive, are filed herewith
(21)      Subsidiaries of the Registrant:
          Subsidiaries of Consolidated Natural Gas Company, is filed herewith
(23)      Consents of Experts and Counsel:
          (23A)   Report of Ralph E. Davis Associates, Inc.,
          independent geologists, dated February 11, 1998, and consent letter authorizing the filing of such report as an
                  exhibit to Consolidated Natural Gas Company's Form
                  10-K for the year ended December 31, 1997, are filed
                  herewith
          (23B)   Consent of Price Waterhouse LLP--included as part of
          this ITEM 14
(27)      Financial Data Schedule has been filed electronically
(99)      Appendix I to the Consolidated Natural Gas Company "Notice
          of Annual Meeting and
          Proxy Statement, 1998," is filed herewith
----------------------------------------------------------------------

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

                                          By:  /S/ GEORGE A. DAVIDSON, JR.
                                            ------------------------------------
                                                 (George A. Davidson, Jr.)
                                                   Chairman of the Board
                                                and Chief Executive Officer

March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1998.

/S/ GEORGE A. DAVIDSON, JR.                        /S/ RAY J. GROVES
------------------------------                --------------------------
  (George A. Davidson, Jr.)                          (Ray J. Groves)
    Chairman of the Board                                Director
 and Chief Executive Officer,
         and Director

    /S/ D. M. WESTFALL                             /S/ PAUL E. LEGO
-----------------------------                 --------------------------
       (D. M. Westfall)                               (Paul E. Lego)
    Senior Vice President                                Director
 and Chief Financial Officer

    /S/ S. R. MCGREEVY                          /S/ MARGARET A. MCKENNA
-----------------------------                 --------------------------
       (S. R. McGreevy)                           (Margaret A. McKenna)
  Vice President, Accounting                             Director
    and Financial Control

/S/ WILLIAM S. BARRACK, JR.                      /S/ STEVEN A. MINTER
--------------------------                    --------------------------
  (William S. Barrack, Jr.)                         (Steven A. Minter)
           Director                                      Director

    /S/ J. W. CONNOLLY                          /S/ RICHARD P. SIMMONS
--------------------------                    --------------------------
       (J. W. Connolly)                            (Richard P. Simmons)
           Director                                      Director

   /S/ RAYMOND E. GALVIN
--------------------------
     (Raymond E. Galvin)
           Director

                                  EXHIBIT INDEX

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

           (3B) By-Laws of Consolidated Natural Gas Company, last amended February 17, 1998, are filed herewith

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

                        Form 10-K Exhibit Number                                  Reporting Year of Form 10-K
                        ------------------------                                  ---------------------------
                    (10A), (10B), (10C), (10E), (10G)                                          1987
                    (10H), (10I)                                                               1989
                    (10J), (10L)                                                               1994
                    (10D), (10K), (10N)                                                        1995
                    (10M), (10O), (10P), (10Q)                                                 1996

           (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

--------------------------------------------------------------------------------
    SEC
  Exhibit
  Number                      Description of Exhibit
--------------------------------------------------------------------------------

   (10)    Material Contracts (Continued):
           (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

           (10C) Consolidated Natural Gas Company Supplemental Retirement Benefit Plan

           (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries, as amended December 12, 1995

           (10E) Form of agreement between Consolidated Natural Gas Company and non-employee Directors for deferral of payment of retainer and attendance fees, effective before 1987

           (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended February 18, 1997, is filed herewith

           (10G) Consolidated Natural Gas Company Cash Incentive Bonus Deferral Plan

           (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

           (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

           (10J) Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994. Attachment C as amended February 18, 1997, is filed herewith

           (10K) Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union, as amended December 12, 1995

           (10L) Consolidated Natural Gas Company Non-Employee Directors' Restricted Stock Plan

           (10M) Consolidated Natural Gas Company 1995 Employee Stock Incentive Plan, as amended September 10, 1996

           (10N) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995

           (10O) Consolidated Natural Gas Company 1991 Stock Incentive Plan, as amended September 10, 1996

           (10P) Trust Agreement between Consolidated Natural Gas Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995

           (10Q) Consolidated Natural Gas Company 1997 Stock Incentive Plan, is incorporated by reference to Exhibit A in the Company's 1997 definitive proxy statement filed with the SEC

--------------------------------------------------------------------------------
    SEC
  Exhibit
  Number                       Description of Exhibit
--------------------------------------------------------------------------------

   (11)    Statement re Computation of Per Share Earnings:
           Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1995 through 1997, are filed herewith

   (12)    Statement re Computation of Ratios:
           Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1993-1997, inclusive, are filed herewith

   (21)    Subsidiaries of the Registrant:
           Subsidiaries of Consolidated Natural Gas Company, is filed herewith

   (23)    Consents of Experts and Counsel:
           (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 11, 1998, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1997, are filed herewith

           (23B)   Consent of Price Waterhouse LLP - included as part of ITEM 14

   (27)    Financial Data Schedule is filed herewith

   (99) Appendix I to the Consolidated Natural Gas Company "Notice of Annual Meeting and Proxy Statement, 1998," is filed herewith

--------------------------------------------------------------------------------