Form 10-Q
period 1998-03-31
CONSOLIDATED NATURAL GAS CO
filed 1998-05-15
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED

                         MARCH 31, 1998




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at April 30,
1998:   95,806,206

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 1998


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Quarters Ended March 31, 1998 and 1997...............      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at March 31, 1998 (Unaudited), and December 31, 1997.........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Quarters Ended March 31, 1998 and 1997...............      3

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
    for the Quarters Ended March 31, 1998 and 1997...............      4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      9


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     16

ITEM 2.   CHANGES IN SECURITIES..................................     16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     16

ITEM 5.   OTHER INFORMATION......................................     16

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     16


SIGNATURES.......................................................     18

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                    Three Months to March 31
                                                    ________________________
                                                         1998         1997
____________________________________________________________________________
OPERATING REVENUES
Regulated gas sales............................      $  611,946   $  807,596
Nonregulated gas sales.........................         131,575      105,403
                                                     __________   __________
    Total gas sales............................         743,521      912,999
Gas transportation and storage.................         166,433      142,534
Other..........................................          89,211       88,235
                                                     __________   __________
    Total operating revenues (Note 3)..........         999,165    1,143,768
                                                     __________   __________

OPERATING EXPENSES
Purchased gas..................................         405,011      502,057
Liquids, capacity and other
  products purchased...........................          44,305       47,168
Operation expense .............................         156,710      161,117
Maintenance....................................          20,207       19,913
Depreciation and amortization..................          83,658       75,038
Taxes, other than income taxes.................          54,424       55,117
                                                     __________   __________
    Subtotal...................................         764,315      860,410
                                                     __________   __________
    Operating income before income taxes.......         234,850      283,358
Income taxes...................................          69,497       86,238
                                                     __________   __________
    Operating income...........................         165,353      197,120
                                                     __________   __________

OTHER INCOME
Interest revenues..............................           1,524          294
Other-net......................................             953        4,276
                                                     __________   __________
    Total other income.........................           2,477        4,570
                                                     __________   __________
    Income before interest charges.............         167,830      201,690
                                                     __________   __________

INTEREST CHARGES
Interest on long-term debt.....................          28,397       26,609
Other interest expense.........................           3,523        3,313
Allowance for funds used during construction...          (2,123)      (1,260)
                                                     __________   __________
    Total interest charges.....................          29,797       28,662
                                                     __________   __________

INCOME FROM CONTINUING OPERATIONS..............         138,033      173,028

DISCONTINUED OPERATIONS (Note 4)
Loss from discontinued energy marketing
  services operations, net of applicable
  tax benefit..................................         (17,238)      (1,537)
Loss on disposal of energy marketing
  services operations, including
  provision for operating losses
  during the phase out period,
  net of applicable tax benefit................         (42,900)         -
                                                     __________   __________

NET INCOME.....................................      $   77,895   $  171,491
                                                     ==========   ==========

EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations (Note 9)...           $1.48        $1.83
  Loss from discontinued energy marketing
    services operations........................            (.18)        (.02)
  Loss on disposal of energy marketing
    services operations........................            (.46)          -
                                                          _____        _____
NET INCOME.....................................           $ .84        $1.81
                                                          =====        =====

EARNINGS PER COMMON SHARE -- DILUTED
  Income from continuing operations (Note 9)...           $1.45        $1.76
  Loss from discontinued energy marketing
    services operations........................            (.18)        (.02)
  Loss on disposal of energy marketing
    services operations........................            (.45)          -
                                                          _____        _____
NET INCOME.....................................           $ .82        $1.74
                                                          =====        =====
____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At March   At December
                                                       31, 1998    31, 1997*
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 5,018,135  $ 5,004,139
Accumulated depreciation and amortization......       (1,979,341)  (1,949,483)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,038,794    3,054,656
                                                     ___________  ___________
Exploration and production properties..........        3,777,012    3,710,619
Accumulated depreciation and amortization......       (2,585,700)  (2,542,472)
                                                     ___________  ___________
     Net exploration and production properties.        1,191,312    1,168,147
                                                     ___________  ___________
     Net property, plant and equipment.........        4,230,106    4,222,803
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............          126,448       65,035
Accounts receivable, less allowance for
  doubtful accounts............................          589,672      951,212
Gas stored - current portion...................           20,714      139,157
Materials and supplies (average cost method)...           30,735       30,256
Unrecovered gas costs..........................           34,891       55,062
Deferred income taxes - current (net)..........            2,613          -
Prepayments and other current assets...........          178,073      212,919
                                                     ___________  ___________
     Total current assets......................          983,146    1,453,641
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Other investments..............................          416,031      223,900
Deferred charges and other assets (Note 3).....          416,054      413,350
                                                     ___________  ___________
     Total regulatory and other assets.........          832,085      637,250
                                                     ___________  ___________
     Total assets..............................      $ 6,045,337  $ 6,313,694
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 5,6 and 7)
  Common stock, par $2.75
    (Issued:  1998 - 95,711,150 shares;
    1997 - 95,623,281 shares)..................      $   263,206  $   262,964
  Capital in excess of par value...............          567,484      566,755
  Retained earnings............................        1,571,342    1,539,587
  Treasury stock, at cost (1998 - 1,270 shares;
    1997 - 659 shares).........................              (73)         (38)
  Unearned compensation........................           (8,251)     (10,950)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,393,708    2,358,318
Long-term debt.................................        1,304,613    1,552,890
                                                     ___________  ___________
     Total capitalization......................        3,698,321    3,911,208
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........          154,000      154,000
Commercial paper...............................          493,200      238,700
Accounts payable...............................          190,585      651,365
Estimated rate contingencies and
  refunds (Note 3).............................           38,734       29,112
Amounts payable to customers...................           21,693          880
Taxes accrued..................................          162,155      125,056
Deferred income taxes - current (net)..........              -         13,735
Temporary replacement reserve - gas
  inventory....................................           73,780          -
Other current liabilities......................          157,918      173,393
Net liabilities of discontinued
  operations (Note 4)..........................           27,422          -
                                                     ___________  ___________
     Total current liabilities.................        1,319,487    1,386,241
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          727,666      712,118
Accumulated deferred investment tax credits....           26,102       26,658
Deferred credits and other liabilities.........          273,761      277,469
                                                     ___________  ___________
     Total deferred credits....................        1,027,529    1,016,245
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 6,045,337  $ 6,313,694
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.
* The assets and liabilities of discontinued operations have not been reclassified at December 31, 1997.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                     ________________________
                                                          1998        1997
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................       $ 138,033   $ 173,028
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities
    Depreciation and amortization................          83,658      75,038
    Pension cost (credit)........................         (13,883)    (12,677)
    Stock award amortization.....................           1,662       1,449
    Deferred income taxes-net....................          (3,777)      4,949
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................          19,346     (46,090)
      Inventories................................          94,576     132,558
      Unrecovered gas costs......................          20,171      15,491
      Accounts payable...........................        (153,504)   (107,295)
      Estimated rate contingencies and refunds...           9,622      (3,737)
      Amounts payable to customers...............          20,813         -
      Taxes accrued..............................          37,990      54,870
      Temporary replacement reserve - gas
        inventory................................          73,780      53,881
      Other-net..................................           8,995      33,551
    Changes in other assets and
      other liabilities..........................          13,033     (11,105)
    Other-net....................................           1,704          (1)
                                                        _________   _________
        Net cash provided by continuing operations        352,219     363,910
    Net cash provided by discontinued operations.          49,744      28,888
                                                        _________   _________
        Net cash provided by operating activities         401,963     392,798
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (100,609)   (105,303)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (2,056)     (1,541)
Cost of other investments........................        (190,863)     (2,316)
                                                        _________   _________
        Net cash used in investing activities....        (293,528)   (109,160)
Net cash used in discontinued operations.........            (844)       (840)
                                                        _________   _________
        Net cash used in investing activities....        (294,372)   (110,000)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           2,889       3,750
Repayments of long-term debt.....................        (161,698)   (104,000)
Commercial paper-net.............................         253,658    (140,432)
Dividends paid...................................         (46,386)    (46,044)
Purchase of treasury stock.......................        (252,462)     (1,595)
Sale of treasury stock...........................         161,712       1,602
Other-net........................................             (71)       (115)
                                                        _________   _________
        Net cash used in financing activities....         (42,358)   (286,834)
                                                        _________   _________
        Net increase (or decrease) in cash
          and temporary cash investments.........          65,233      (4,036)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          65,035      44,524
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31..       $ 130,268   $  40,488
                                                        =========   =========
Continuing operations............................       $ 126,448   $  25,521
Discontinued operations..........................           3,820      14,967
                                                        _________   _________
        Total cash and temporary cash
          investments at March 31................       $ 130,268   $  40,488
                                                        =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  11,793   $  13,416
  Income taxes (net of refunds)..................       $   5,578   $ (14,019)
Non-cash financing activities
  Issuance of common stock under benefit plans...       $    (560)  $  (4,081)
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $  88,467   $      10

_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                     ________________________
                                                          1998          1997
_____________________________________________________________________________

NET INCOME.....................................         $77,895      $171,491

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Foreign currency translation adjustment.....             288            -
                                                        _______      ________

COMPREHENSIVE INCOME...........................         $78,183      $171,491
                                                        =======      ========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1997, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit 99 to the Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1997 (1997 Form 10-K), the consolidated financial statements appearing on pages 1 through 4 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

(2) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(3) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $31.3 million and $15.7 million at March 31, 1998, and December 31, 1997, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $7.4 million and $13.4 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

       The distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies for costs resulting from the pipeline companies' transition to restructured services under Federal Energy Regulatory Commission (FERC) Order 636. The total estimated liability for such costs was $13.9 million and $17.0 million at March 31, 1998, and December 31, 1997, respectively. Additional amounts may be accrued in the future if the pipeline companies receive final FERC approval to recover such costs. Based on management's current estimates, the distribution subsidiaries' portion of such costs is not expected to be material. Due to regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

(4) During April 1998, management approved a plan to discontinue the Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. The Company expects that its transition out of the wholesale energy trading and marketing businesses will be completed by December 31, 1998. The results of operations of these activities for the quarters ended March 31, 1998 and 1997 have been classified as Discontinued Operations in the Consolidated Statement of Income. The assets and liabilities of these operations at March 31, 1998, have been classified in the Condensed Consolidated Balance Sheet as Net liabilities of discontinued operations. Cash flows in connection with operating and investing activities for discontinued operations are reported separately in the Condensed Consolidated Statement of Cash Flows. There were no cash flows provided by, or used in, financing activities related to discontinued operations during the first quarter of 1998 or 1997.

Net liabilities of the Company's discontinued operations at March 31, 1998 are as follows:
_______________________________________________________________________________
                                                                  At March
                                                                  31, 1998
_______________________________________________________________________________
                                                               (In Thousands)

Gas utility and other plant...............................         $20,609
Accumulated depreciation and amortization.................          (8,638)
                                                                   _______
   Net gas utility and other plant........................          11,971
Current assets............................................         337,415
Other assets..............................................            (568)
                                                                  ________
   Total assets...........................................        $348,818
                                                                  ________

Liability for estimated loss on disposal..................        $ 66,000
Other current liabilities.................................         310,018
Deferred credits..........................................             222
                                                                  ________
   Total liabilities......................................        $376,240
                                                                  ________

   Net liabilities........................................        $(27,422)
                                                                  ========
______________________________________________________________________________


Summarized results of operations of the discontinued operations are as follows:
______________________________________________________________________________
                                                  Three Months to March 31
                                               _______________________________
                                                   1998               1997
______________________________________________________________________________
                                                        (In Thousands)
Total operating revenues...................      $792,586           $554,831
Operating expenses.........................      (818,105)          (557,501)
                                                 ________           ________
   Operating loss before
   income taxes............................       (25,519)            (2,670)
Income tax benefit.........................         9,011              1,643
Other income...............................            80                182
Interest charges...........................          (810)              (692)
                                                  _______            _______
Loss from discontinued operations..........      $(17,238)           $(1,537)
                                                 ========            =======

Estimated loss on disposal
before income taxes*.......................      $(66,000)           $    -
Income tax benefit.........................        23,100                 -
                                                 ________            ________
Net loss on disposal*......................      $(42,900)           $    -
                                                 ========            ========
______________________________________________________________________________
* Includes $22.0 million pretax provision ($14.3 million after taxes) for expected operating losses during the shutdown period April 1, 1998 through December 31, 1998.

(5) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1997, follows:

________________________________________________________________________________
____________________________
                                        Common Stock
                                           Issued           Capital in
Treasury Stock
                                    ____________________
____________________
                                       Number      Value     Excess of
Unearned      Number
                                    of Shares     at Par     Par Value
Compensation   of Shares       Cost
________________________________________________________________________________
____________________________
                                                                 (In Thousands)
At December 31, 1997.............      95,623   $262,964      $566,755
$(10,950)         (1)   $    (38)
Common stock issued
  Stock options..................          79       219          3,153
-           -           -
  Performance shares-net.........           5        13            226
(239)         -           -
  Stock awards-net...............           4        10            189
(152)         -           -
  Amortization and adjustment....          -         -            (998)
3,090          -           -
Purchase of treasury stock.......          -         -              -
-       (4,559)   (252,462)
Sale of treasury stock...........          -         -              -
-        2,921     161,712
Conversion of debentures.........          -         -          (1,841)
-        1,638      90,715
                                       ______   ________      ________
________      ______    ________
At March 31, 1998................      95,711   $263,206      $567,484       $
(8,251)         (1)   $    (73)
                                       ======   ========      ========
========      ======    ========
________________________________________________________________________________
____________________________

(6) The Company's 7 1/4% Convertible Subordinated Debentures, due December 15, 2015, were convertible into shares of the Company's common stock at an initial conversion price of $54 per share. On January 23, 1998, the Company called for redemption the entire principal amount outstanding totaling $246.2 million. The redemption price was 102.18% of the principal amount plus accrued interest payable on February 23, 1998. In anticipation of the call of this debt, on January 15, 1998, the Company purchased approximately 4.6 million shares of its common stock in a private transaction to satisfy the conversion obligation to holders of the Convertible Subordinated Debentures who chose to convert. The right to convert expired on February 13, 1998, and approximately
1.6 million of the acquired shares were issued on conversion. The remaining acquired shares were sold in two underwritten offerings during February and March, 1998.

(7) One of the Company's indentures relating to senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $499.4 million of consolidated retained earnings was free from such restrictions at March 31, 1998.

(8) During March 1998, CNG International Corporation (CNG International) purchased an additional 9.05% ownership interest in two gas utility holding companies, Sodigas Pampeana S.A. and Sodigas Sur S.A., and an additional 5.0% ownership interest in an electric utility holding company, Buenos Aires Energy Company (BAECO), from Loma Negra in Argentina. At March 31, 1998, CNG International owned 21.55% of each of the gas utility holding companies and 25.0% of BAECO, and its aggregate investment in these Argentine companies was $124.3 million.

Also during March 1998, CNG International purchased a 33.3% ownership interest in the AlintaGas Dampier-to-Bunbury Natural Gas Pipeline (Alinta) in Western Australia from the Western Australia Government. Other partners in the purchase included El Paso Energy Corporation (33.3%), AMP Asset Management (11.1%), Axiom Funds Management (11.1%) and Hastings Funds Management (11.1%). The 925-mile pipeline will be operated by Epic Energy Australia, an entity in which CNG International holds a 30.0% ownership interest. At March 31, 1998, CNG Internationals investment in the Alinta project totaled $143.2 million.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(9) A reconciliation of the income from continuing operations and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for each of the quarters ended March 31, 1998 and 1997 follows (income and share amounts in thousands):
_______________________________________________________________________________
                                               Income From
                                                Continuing            Per Share
                                                Operations    Shares     Amount
_______________________________________________________________________________
For the three months ended March 31, 1998
Basic EPS.................................      $138,033      93,008      $1.48
                                                ========      ======      =====
Effect of dilutive securities:
  Exercise of stock options...............                       604
  Vesting of performance shares...........                       369
  Conversion of 7 1/4% Convertible
  Subordinated Debentures.................         1,578       2,490
                                                ________      ______
Diluted EPS...............................      $139,611      96,471      $1.45
                                                ========      ======      =====
_______________________________________________________________________________

For the three months ended March 31, 1997
Basic EPS.................................      $173,028      94,593      $1.83
                                                ========      ======      =====
Effect of dilutive securities:
  Exercise of stock options...............                       652
  Vesting of performance shares...........                       354
  Conversion of 7 1/4% Convertible
  Subordinated Debentures.................         3,014       4,559
                                                ________     _______
Diluted EPS...............................      $176,042     100,158      $1.76
                                                ========     =======      =====
_______________________________________________________________________________


(10) In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes standards for accounting for costs incurred in developing or procuring computer software for internal use. During April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs for start-up activities be expensed as incurred.

The provisions of each SOP are effective beginning January 1, 1999. The adoption of these new accounting standards is not expected to have a material effect on the Companys financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts are realized in the first quarter of the year. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current year quarter period, available cash was used to make additional investments in Argentina and Australia.

Due to the significant amount of revenues generated during the first quarter, the balance sheet at the end of March customarily shows an increase in cash and temporary cash investments and an increase in accounts receivable over balances at the end of the previous year. However, the balance of accounts receivable at March 31, 1998 is less than the balance at December 31, 1997 due to the reclassification of certain amounts to "Net assets of discontinued operations" in 1998 and lower regulated gas sales in the first quarter of 1998 due to warm winter weather.

The inventory of stored gas was reduced during the first quarter of the year due to the demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. The amount charged to expense in the first three months of 1998 was $73.8 million compared to $53.9 million in the first quarter of 1997. As the volume of gas withdrawn from storage is replaced either partially or in its entirety later in the year, the liability is eliminated. In the event the inventory is not entirely replaced, any remaining liability is eliminated by an adjustment to purchased gas expense.

During the remainder of 1998, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.

On February 13, 1998, the Company entered into a $250 million short-term credit agreement with a bank. This agreement expired on May 13, 1998. The Company also has a $775 million short-term credit agreement with a group of banks, which is scheduled to expire on June 26, 1998; however, the Company expects that this agreement will be renewed or replaced with a comparable agreement. Borrowings under such credit agreements may be used for general corporate purposes, including the support of commercial paper notes, and to temporarily finance capital expenditures. There were no amounts outstanding under these credit agreements at March 31, 1998. If necessary, additional external financing during the remainder of 1998 could be obtained through the issuance of new debt and/or equity securities. In this regard, the Company has a shelf registration with the SEC that permits the sale of up to $538.3 million of debt or equity securities. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

Reference is made to Note 6 to the consolidated financial statements, page
7, regarding the Company's redemption and conversion of its 7 1/4% Convertible Subordinated Debentures during the first quarter of 1998.

In connection with this discussion of financial condition, reference is also made to Notes 3, 5, 7 and 8 to the consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     SYSTEM RESULTS

The Company reported net income for the first three months of 1998 of $77.9 million, or $.84 per share, compared with net income of $171.5 million, or $1.81 per share, in the first three months of 1997. Earnings for the first quarter of 1998, however, include charges in connection with the Company's decision to discontinue its wholesale energy trading and marketing operations amounting to $60.1 million after taxes, or $.64 per share (see Note 4 to the consolidated financial statements, page 5). The Company recognized a loss on these discontinued operations in the first quarter of 1997 amounting to $1.5 million after taxes, or $.02 per share. Income from continuing operations in the first quarter of 1998 was $138.0 million, or $1.48 per share, compared to $173.0 million, or $1.83 per share, in the first three months of 1997.

Results from continuing operations in the first quarter of 1998 reflect warmer weather and lower average wellhead prices for natural gas and oil compared with last year. These factors were partially mitigated by increased gas and oil production and ongoing cost containment efforts.

Weather in the Company's retail service territories in the 1998 first quarter was 13.6% warmer than 1997 and 20.5% warmer than normal. The warmer weather resulted in lower space-heating sales by the Company's distribution subsidiaries and reduced transportation volumes by the transmission operations.

     OPERATING REVENUES

Regulated gas sales revenues decreased $195.7 million, to $611.9 million, in the first three months of 1998 compared to the prior year period, as sales volumes decreased 27.1 billion cubic feet (Bcf) to 94.9 Bcf due to warm winter weather. Average sales rates and volumes both declined during the 1998 quarter for each of the Company's major customer classes -- residential, commercial and industrial. Lower average sales rates for each category reflect lower gas purchase prices in 1998. Nonregulated gas sales revenues increased $26.2 million, to $131.6 million, with sales volumes increasing 11.1 Bcf to 49.8 Bcf, due in large part to the inclusion in 1998 of gas sales by CNG Retail Services Corporation (CNG Retail).

Gas transportation and storage revenues increased $23.9 million in the first three months of 1998, to $166.4 million. Gas transportation revenues increased $23.8 million compared to 1997 as higher average rates more than offset the effect of lower volumes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating revenues increased $1.0 million in the first three months of 1998, to $89.2 million. Revenues from the sale of oil and condensate production increased $4.3 million due to higher volumes. Revenues from the sale of products extracted from natural gas decreased $5.2 million in the first quarter of 1998 due largely to lower sales rates for by-products at CNG Transmission Corporation (CNG Transmission). Other revenues increased $1.9 million in the first quarter of 1998 due to increases in miscellaneous revenue categories.

     OPERATING EXPENSES

Operating expenses, excluding income taxes, declined $96.1 million in the first three months of 1998, to $764.3 million. Total purchased gas expense declined $97.1 million, to $405.0 million. Decreased volume requirements in connection with warm winter weather and lower average purchase prices during the first quarter of 1998 were the primary reasons for the decline in purchased gas expense. Liquids, capacity and other products purchased declined $2.9 million, to $44.3 million, due in part to reduced purchases of pipeline capacity by CNG Transmission. Combined operation and maintenance expense in the first quarter of 1998 was $176.9 million, a decrease of $4.1 million, due largely to lower royalties paid and lower miscellaneous operating expenses. Depreciation and amortization increased $8.7 million, due chiefly to higher gas and oil production in the 1998 first quarter. Taxes, other than income taxes, declined slightly, to $54.4 million.

Income taxes decreased $16.7 million in the first quarter of 1998 reflecting pretax income from continuing operations of $207.5 million in that quarter, compared to pretax income from continuing operations of $259.2 million in the prior year period.

     OTHER INCOME

Total other income declined $2.2 million, to $2.4 million, in the first quarter of 1998. Interest revenues were $1.5 million in the first quarter of 1998, up $1.2 million compared to the 1997 period due in part to the resolution of certain regulatory matters in the prior year. "Other-net" declined $3.4 million during the 1998 quarter due largely to charges incurred in connection with the redemption in 1998 of the Convertible Subordinated Debentures
(see Note 6 to the consolidated financial statements, page 7).

     INTEREST CHARGES

Total interest charges in the first three months of 1998 increased
$1.1 million, to $29.8 million, due primarily to interest expense related to the $300 million of debentures issued in the fourth quarter of 1997.

In connection with the discussion of results of operations, reference is also made to Notes 2, 3 and 4 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.
_____________________________________________________________________________
                                                           Three Months to
                                                                March 31
                                                          ___________________
                                                            1998       1997*
_____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution................................              $  137.6   $  172.4
Transmission................................                  61.0       71.7
Exploration and production..................                  34.7       38.3
Other.......................................                   1.0        (.9)
Corporate and eliminations..................                    .6        1.8
                                                          ________   ________
  Total.....................................              $  234.9   $  283.3
                                                          ========   ========

OPERATING REVENUES (In Millions)
Distribution................................              $  685.4   $  858.2
Transmission................................                 145.7      147.4
Exploration and production..................                 164.0      165.3
Other.......................................                  44.6       10.6
Corporate and eliminations..................                 (40.5)     (37.8)
                                                          ________   ________
  Total.....................................              $  999.2   $1,143.7
                                                          ========   ========

GAS SALES (In Bcf)
Distribution................................                  95.1      122.0
Exploration and production..................                  39.5       39.3
Other.......................................                  11.8        -
Eliminations................................                  (1.7)       (.6)
                                                          ________   ________
  Total sales...............................                 144.7      160.7
                                                          ========   ========

GAS TRANSPORTATION (In Bcf)
Distribution................................                  62.8       55.5
Transmission................................                 215.7      258.4
Exploration and production..................                    .1         .2
Eliminations................................                 (52.5)     (63.6)
                                                          ________   ________
  Total transportation......................                 226.1      250.5
                                                          ========   ========

_____________________________________________________________________________
* Certain amounts have been reclassified due to the energy marketing services operations being reported as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $137.6 million in the first three months of 1998, down $34.8 million from the 1997 quarter, due chiefly to warmer weather. Distribution throughput in the first quarter of 1998 declined 11% to 157.9 Bcf, reflecting weather that was both warmer than normal and warmer than 1997. The effect of lower combined operation and maintenance expense in the first quarter of 1998 helped to mitigate the impact of the warm winter weather.

Residential gas sales volumes declined 19.8 Bcf in the first three months of 1998 to 72.8 Bcf. The distribution operations transported 4.7 Bcf of gas in the first quarter of 1998 on behalf of former residential sales customers who now purchase gas from other suppliers, including CNG Retail. Sales to commercial customers declined 6.3 Bcf to 21.0 Bcf while volumes transported to these customers increased 2.6 Bcf to 18.7 Bcf. Total deliveries to industrial customers decreased .7 Bcf, to 38.3 Bcf, compared with the prior year. Industrial transport volumes were up .2 Bcf to 37.3 Bcf, while sales volumes declined .9 Bcf to 1.0 Bcf. Off-system transport volumes were down
 .2 Bcf in the 1998 quarter, to 2.1 Bcf.

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the 1998 first quarter was $61.0 million, down $10.7 million from $71.7 million in the 1997 period. The decline in operating results in 1998 was due principally to lower rates for natural gas liquids and the favorable impact of the settlement of certain regulatory issues in the 1997 quarter. Transmission throughput decreased 42.7 Bcf in the first quarter of 1998, to 215.7 Bcf, due largely to warmer weather in the northeast in 1998.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $34.7 million in the first three months of 1998, compared to $38.3 million in the first quarter of 1997. Results for the first quarter of 1998 reflect the impact of lower average gas and oil wellhead prices that more than offset the effects of higher gas and oil production.

The Companys average gas wellhead price was $2.50 per thousand cubic feet
(Mcf) in the 1998 first quarter, $.21 per Mcf lower than the 1997 quarter but still favorable in comparison with industry-wide prices in 1998. Gas production in the first three months of 1998 was 37.5 Bcf, up 1.2 Bcf from
36.3 Bcf in 1997. The Companys average oil wellhead price was $12.49 per barrel in the first quarter of 1998, compared to $17.28 in the prior year period. Oil production in the first quarter of 1998 was 2,076,100 barrels, up 67% from 1,239,500 barrels in 1997. The increase in oil production was due largely to Neptune, a deep-water project in the Gulf of Mexico which began production in March 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended March 31, 1998 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $3,028,380
Operating expenses.....................................              2,510,233
    Operating income before income taxes...............                518,147
Income taxes...........................................                139,528
Other income...........................................                 10,349
Interest charges.......................................                105,055
Income from continuing operations......................                283,913
Discontinued operations................................                (73,129)
    Net income.........................................             $  210,784
    Earnings per share of common stock -- basic........                  $2.23*
    Earnings per share of common stock -- diluted......                  $2.23*
Times fixed charges earned.............................                   4.41
______________________________________________________________________________
*Includes loss from discontinued operations of $.77 per share - basic ($.73 per share - diluted).

OTHER INFORMATION

     STATE REGULATORY MATTERS

As previously reported, on January 5, 1998, Hope Gas, Inc. filed with the Public Service Commission of West Virginia for a $14.5 million annual revenue increase. The rate increase request is intended to cover improvements and extensions made to its pipeline system. If approved, the new rates would become effective November 1, 1998.

On April 29, 1998, the Virginia State Corporation Commission issued a final order in connection with the September 25, 1996 expedited rate application of Virginia Natural Gas, Inc. (Virginia Natural Gas). The order results in an annual revenue increase of $7.2 million, retroactive to October 25, 1996, the date new rates went into effect subject to refund. Customer refunds resulting from the order will be made later in 1998. The order reflects an imputed return on equity of 10.9%. In its filing, Virginia Natural Gas had requested a $13.9 million increase in annual revenues and a return on equity of 11.3%.

     INTERNATIONAL ACTIVITIES

Reference is made to Note 8 to the consolidated financial statements, page 7, regarding the Company's additional investments in Argentina and Australia during the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

     EXPLORATION AND PRODUCTION

CNG Producing, acting alone or with partners, was the high bidder on three tracts offered at the federal governments March 18, 1998 Gulf of Mexico lease sale. The Companys bids totaled $4.0 million for properties in which it would have working interests of 100%, 66.67% and 50%. Two of the properties are located in deep water areas of the Gulf of Mexico. The bids must still be accepted by the government.

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

                                    *********

In connection with the financial information included in PART I of this report, reference is made to the Company's 1997 Form 10-K, including Exhibit 99 thereto.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material new legal proceedings instituted in the first quarter of 1998, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1997 Form 10-K as then pending, except as noted below.

The East Ohio Gas Company (East Ohio Gas) has finalized its voluntary self disclosure to the Environmental Protection Agency (EPA) concerning its collection and handling practices for pipeline fluids that may have been contaminated with polychlorinated biphenyls (PCBs). The practices were initially reported to the EPA in 1995 after a routine environmental survey conducted by East Ohio Gas. A final complaint outlining alleged violations of PCB regulations by East Ohio Gas is expected to be issued by the EPA and settlement of the matter is expected imminently. Accordingly, East Ohio Gas expects to pay a penalty of approximately $200,000 to the EPA in June, 1998. The Company's previously provided reserves are considered adequate in connection with payment of the penalty. This matter will be settled upon receipt by the EPA of the penalty payment and the signing of the Consent Agreement/Consent Order (CACO) by East Ohio Gas and the EPA. In the CACO, East Ohio Gas will neither admit nor deny the violations alleged by the EPA.

Reference is made to "State Regulatory Matters," page 14, for a description of certain regulatory proceedings.

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

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K with the SEC regarding the following matters on the dates indicated below:

       1998 Filing Date                          Description
       ________________                          ___________

             January 16         Impairment of Canadian oil producing properties

            February 18         Two press releases re:  earnings, reserves,
                                production and other matters

                March 4 Press release re: participation in an inter-national investment

               March 25 Press release re: expected first quarter 1998 earnings

                April 3 Press release re: acquisition of additional interests in international investments

               April 21 Press release re: discontinuance of wholesale energy marketing services operations

ITEM 6.     EXHIBITS, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1998 and 1997

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1998

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. Westfall
                                       _______________________________________
                                        D. M. Westfall, Senior Vice President,
                                                Non-Regulated Business
                                              and Chief Financial Officer



                                                    S. R. McGreevy
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

May 15, 1998

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1998 and 1997 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1998 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________