Form 10-K/A
period 1997-12-31
CONSOLIDATED NATURAL GAS CO
filed 1998-06-05
CIK 23738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 1-3196
                               _________________

                       CONSOLIDATED NATURAL GAS COMPANY
                            A DELAWARE CORPORATION
          CNG TOWER, 625 LIBERTY AVENUE, PITTSBURGH, PA 15222-3199
                           TELEPHONE (412) 690-1000
                IRS EMPLOYER IDENTIFICATION NUMBER 13-0596475
                               _________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              _____

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         ______   ______

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

     Shares of Common Stock, $2.75 Par Value, outstanding at January 31, 1998:
91,088,370.

     The registrant's "Notice of Annual Meeting and Proxy Statement, 1998" and Appendix 1 thereto are hereby incorporated by reference into Parts I, II, III and IV of this Form 10-K.

NOTE: This Amendment to the Registrant's 1997 Annual Report on Form 10-K is being filed solely to include restated financial data schedules for 1997 and 1996 interim periods and for 1996 and 1995 annual periods to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                  EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                           Description of Exhibit
______________________________________________________________________________

  (3)  Articles of Incorporation and By-Laws:
       (3A)   Certificate of Incorporation of Consolidated Natural Gas
              Company, restated October 4, 1990 (incorporated by reference to Exhibit A-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7811), as amended May 31, 1996 (such amendment incorporated by reference to Exhibit 4 (B) to the Form S-3 Registration Statement under Securities Act of 1933, Consolidated Natural Gas Company, Registration No. 333-10869)

       (3B) By-Laws of Consolidated Natural Gas Company, last amended February 17, 1998, were filed March 19, 1998 with 1997 Form 10-K

  (4)  Instruments Defining the Rights of Security Holders, Including
       Indentures:
       (4A)   (1)  Indentures of Consolidated Natural Gas Company:
              Indentures of Consolidated Natural Gas Company are incorporated by reference to previously filed material as indicated on the list filed March 19, 1998 with 1997 Form 10-K

              (2)  Note Purchase Agreement of Virginia Natural Gas:
              Note Purchase Agreement dated as of January 1, 1989, between Virginia Natural Gas, Inc. and the Aid Association for Lutherans relating to $20,000,000 principal amount of 9.94% Senior Notes, Series A, due January 1, 1999 (incorporated by reference to Exhibit B-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7667)

       (4B) Section 203 of the Delaware General Corporation Law, "Business Combinations With Interested Stockholders," effective
              February 2, 1988 (incorporated by reference to Exhibit (4B) filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1987, File No. 1-3196). Other portions of the Delaware General Corporation Law affecting security holder rights are considered routine and are not filed hereunder

       (4C) Description of Consolidated Natural Gas Company Rights Agreement, is hereby incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on January 23, 1996

 (10)  Material Contracts:
       The following exhibits are filed with this Form 10-K by being incorporated by reference to their filing in the Company's Forms 10-K for previous years. The following table indicates for each of such exhibits the Form 10-K, File No. 1-3196, where such exhibit was filed. Exhibits not included in this table were filed March 19, 1998 with 1997 Form 10-K or incorporated by reference to another source as indicated below.
       Form 10-K Exhibit Number                   Reporting Year of Form 10-K
       ________________________                   ___________________________

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

       (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

______________________________________________________________________________
  SEC
Exhibit
 Number                           Description of Exhibit
______________________________________________________________________________

       (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

       (10C)  Consolidated Natural Gas Company Supplemental Retirement Benefit
              Plan

       (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries, as amended December 12, 1995

       (10E) Form of agreement between Consolidated Natural Gas Company and nonemployee Directors for deferral of payment of retainer and attendance fees, effective before 1987

       (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended February 18, 1997, was filed March 19, 1998 with 1997 Form 10-K

       (10G)  Consolidated Natural Gas Company Cash Incentive Bonus Deferral
              Plan

       (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees

       (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

       (10J) Description of Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994. Attachment C as amended February 18, 1997 was filed March 19, 1998 with 1997
              Form 10-K

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

       (10M) Consolidated Natural Gas Company 1995 Employee Stock Incentive Plan, as amended September 10, 1996

       (10N) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995

       (10O) Consolidated Natural Gas Company 1991 Stock Incentive Plan, as amended September 10, 1996

       (10P) Trust Agreement between Consolidated Natural Gas Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995

       (10Q) Consolidated Natural Gas Company 1997 Stock Incentive Plan, is incorporated by reference to Exhibit A in the Company's 1997 definitive proxy statement filed with the SEC

______________________________________________________________________________
  SEC
Exhibit
 Number                           Description of Exhibit
______________________________________________________________________________

 (11)  Statement re Computation of Per Share Earnings:
       Computations of Earnings Per Common Share - Basic, and Earnings Per Common Share - Diluted of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1995 through 1997, were filed March 19, 1998 with 1997 Form 10-K

 (12)  Statement re Computation of Ratios:
       Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1993-1997, inclusive, were filed March 19, 1998 with 1997 Form 10-K

 (21)  Subsidiaries of the Registrant:
       Subsidiaries of Consolidated Natural Gas Company, was filed March 19, 1998 with 1997 Form 10-K

 (23)  Consents of Experts and Counsel:
       (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 11, 1998, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1997, were filed March 19, 1998 with 1997
              Form 10-K
       (23B)  Consent of Price Waterhouse LLP - included as part of ITEM
              14 of 1997 Form 10-K filed March 19, 1998

 (27) Financial Data Schedule for 1997 was filed March 19, 1998 with 1997 Form 10-K

 (27.1)Restated Financial Data Schedule for 1997 interim periods is filed herewith

 (27.2)Restated Financial Data Schedule for 1996 interim periods is filed herewith

 (27.3)Restated Financial Data Schedule for 1996 is filed herewith

 (27.4)Restated Financial Data Schedule for 1995 is filed herewith

 (99) Appendix I to the Consolidated Natural Gas Company "Notice of Annual Meeting and Proxy Statement, 1998," was filed March 19, 1998 with 1997 Form 10-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)


                                      By:            D. M. WESTFALL
                                         _______________________________________
                                                    (D. M. Westfall)
                                                 Senior Vice President,
                                                Non-Regulated Business
                                              and Chief Financial Officer

June 5, 1998