Form 10-Q
period 1998-06-30
CONSOLIDATED NATURAL GAS CO
filed 1998-08-07
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED

                          JUNE 30, 1998




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at July 31,
1998:   95,880,471

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 1998


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1998 and 1997....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1998 (Unaudited), and December 31, 1997..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1998 and 1997..............      3

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1998 and 1997....      4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................      9


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     17

ITEM 2.   CHANGES IN SECURITIES..................................     17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     17

ITEM 5.   OTHER INFORMATION......................................     18

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     18


SIGNATURES.......................................................     19

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

____________________________________________________________________________________________________________
                                                                  Six Months to           Three Months to
                                                                     June 30                  June 30
                                                            ________________________  ______________________
                                                               1998          1997         1998        1997
____________________________________________________________________________________________________________
OPERATING REVENUES
Regulated gas sales..............................           $  819,618    $1,139,485  $  207,672    $331,889
Nonregulated gas sales...........................              239,403       205,491     107,828     100,088
                                                            __________    __________  __________    ________
    Total gas sales..............................            1,059,021     1,344,976     315,500     431,977
Gas transportation and storage...................              286,918       249,710     120,485     107,176
Other............................................              183,654       178,500      94,443      90,265
                                                            __________    __________  __________    ________
    Total operating revenues (Note 3)............            1,529,593     1,773,186     530,428     629,418
                                                            __________    __________  __________    ________

OPERATING EXPENSES
Purchased gas....................................              527,109       691,724     122,098     189,667
Liquids, capacity and other products purchased...               73,057        92,534      28,752      45,366
Operation expense................................              306,551       311,334     149,841     150,217
Maintenance......................................               39,998        43,157      19,791      23,244
Depreciation and amortization....................              169,224       158,144      85,566      83,106
Taxes, other than income taxes...................               95,094       102,805      40,670      47,688
                                                            __________    __________  __________    ________
    Subtotal.....................................            1,211,033     1,399,698     446,718     539,288
                                                            __________    __________  __________    ________
    Operating income before income taxes.........              318,560       373,488      83,710      90,130
Income taxes.....................................               84,874       108,705      15,377      22,467
                                                            __________    __________  __________    ________
    Operating income.............................              233,686       264,783      68,333      67,663
                                                            __________    __________  __________    ________

OTHER INCOME
Interest revenues................................                1,884           584         360         290
Other-net........................................                7,016         9,349       6,063       5,073
                                                            __________    __________  __________    ________
    Total other income...........................                8,900         9,933       6,423       5,363
                                                            __________    __________  __________    ________
    Income before interest charges...............              242,586       274,716      74,756      73,026
                                                            __________    __________  __________    ________

INTEREST CHARGES
Interest on long-term debt.......................               54,426        52,429      26,029      25,820
Other interest expense...........................                7,629         3,973       4,106         660
Allowance for funds used during construction.....               (4,316)       (2,750)     (2,193)     (1,490)
                                                            __________    __________  __________    ________
    Total interest charges.......................               57,739        53,652      27,942      24,990
                                                            __________    __________  __________    ________

INCOME FROM CONTINUING OPERATIONS................              184,847       221,064      46,814      48,036

DISCONTINUED OPERATIONS (Note 4)
Loss from discontinued energy marketing
  services operations, net of applicable
  tax benefit....................................              (17,238)      (10,588)        -        (9,051)
Income (loss) from disposal of energy marketing
  services operations, including provision for
  operating losses during the phase out period,
  net of applicable tax or tax benefit...........              (31,911)            -      10,989          -
                                                             _________     __________   ________    ________
NET INCOME.......................................            $ 135,698     $ 210,476    $ 57,803    $ 38,985
                                                             =========     =========    ========    ========

EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations (Note 9).....                $1.96         $2.33        $.49        $.51
  Loss from discontinued energy marketing
    services operations..........................                 (.18)         (.11)         -         (.10)
  Income (loss) from disposal of energy
    marketing services operations................                 (.34)           -          .12          -
                                                                 _____         _____        ____        ____
NET INCOME.......................................                $1.44         $2.22        $.61        $.41
                                                                 =====         =====        ====        ====

EARNINGS PER COMMON SHARE -- DILUTED
  Income from continuing operations (Note 9).....                $1.92         $2.27        $.49        $.50
  Loss from discontinued energy marketing
    services operations..........................                 (.17)         (.11)         -         (.09)
  Income (loss) from disposal of energy
    marketing services operations................                 (.33)           -          .11          -
                                                                 _____         _____        ____        ____
NET INCOME.......................................                $1.42         $2.16        $.60        $.41
                                                                 =====         =====        ====        ====
_____________________________________________________________________________________________________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At June    At December
                                                       30, 1998     31, 1997*
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS
PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 5,067,831  $ 5,004,139
Accumulated depreciation and amortization......       (2,015,274)  (1,949,483)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,052,557    3,054,656
                                                     ___________  ___________
Exploration and production properties..........        3,859,143    3,710,619
Accumulated depreciation and amortization......       (2,630,716)  (2,542,472)
                                                     ___________  ___________
     Net exploration and production properties.        1,228,427    1,168,147
                                                     ___________  ___________
     Net property, plant and equipment.........        4,280,984    4,222,803
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           72,507       65,035
Accounts receivable, less allowance for
  doubtful accounts............................          389,529      951,212
Gas stored - current portion...................           64,058      139,157
Materials and supplies (average cost method)...           34,537       30,256
Unrecovered gas costs..........................           28,907       55,062
Deferred income taxes - current (net)..........           14,054           -
Prepayments and other current assets...........          164,996      212,919
                                                     ___________  ___________
     Total current assets......................          768,588    1,453,641
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Other investments (Note 8).....................          410,280      223,900
Deferred charges and other assets (Note 3).....          432,112      413,350
                                                     ___________  ___________
     Total regulatory and other assets.........          842,392      637,250
                                                     ___________  ___________
     Total assets..............................      $ 5,891,964  $ 6,313,694
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION
Common stockholders' equity (Notes 5, 6 and 7)
  Common stock, par $2.75
    (Issued:  1998 - 95,888,311 shares;
    1997 - 95,623,281 shares)..................      $   263,693  $   262,964
  Capital in excess of par value...............          571,879      566,755
  Retained earnings............................        1,582,649    1,539,587
  Treasury stock, at cost
    (1998 - 2,087 shares; 1997 - 659 shares)...             (121)         (38)
  Unearned compensation........................           (6,100)     (10,950)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,412,000    2,358,318
Long-term debt.................................        1,204,919    1,552,890
                                                     ___________  ___________
     Total capitalization......................        3,616,919    3,911,208
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........          254,000      154,000
Commercial paper...............................          384,200      238,700
Accounts payable...............................          205,964      651,365
Estimated rate contingencies and
  refunds (Note 3).............................           48,204       29,112
Amounts payable to customers...................           36,758          880
Taxes accrued..................................          104,858      125,056
Deferred income taxes - current (net)..........               -        13,735
Temporary replacement reserve - gas
  inventory....................................           21,527           -
Other current liabilities......................          146,706      173,393
Net liabilities of discontinued operations
  (Note 4).....................................           16,431           -
                                                     ___________   __________
     Total current liabilities.................        1,218,648    1,386,241
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          743,830      712,118
Accumulated deferred investment tax credits....           25,559       26,658
Deferred credits and other liabilities.........          287,008      277,469
                                                     ___________  ___________
     Total deferred credits....................        1,056,397    1,016,245
                                                     ___________  ___________
COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________
     Total stockholders' equity and liabilities      $ 5,891,964  $ 6,313,694
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.
*The assets and liabilities of discontinued operations have not been reclassified at December 31, 1997.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                        Six Months to June 30
                                                        _____________________
                                                          1998         1997
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................       $ 184,847   $ 221,064
Adjustments to reconcile income from continuing
  operations to net cash provided by
  operating activities
    Depreciation and amortization................         169,224     158,144
    Pension cost (credit)........................         (27,766)    (25,354)
    Stock award amortization.....................           4,082       3,077
    Deferred income taxes-net....................         (11,946)      1,140
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         233,408     144,010
      Inventories................................          47,430     109,966
      Unrecovered gas costs......................          26,155      49,222
      Accounts payable...........................        (117,828)    (91,980)
      Estimated rate contingencies and refunds...          19,092       7,079
      Amounts payable to customers...............          35,878       2,485
      Taxes accrued..............................         (18,573)     39,457
      Temporary replacement reserve - gas
        inventory................................          21,527      26,544
      Other-net..................................           6,831      (4,309)
    Changes in other assets and
      other liabilities..........................          23,625      20,372
    Other-net....................................           1,543          60
                                                        _________   _________
        Net cash provided by continuing operations        597,529     660,977

    Net cash provided by (or used in)
        discontinued operations..................          45,439      (4,247)
                                                        _________   _________
        Net cash provided by operating activities         642,968     656,730
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (233,226)   (209,322)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (2,980)     (3,515)
Cost of other investments........................        (197,725)        (17)
                                                        _________   _________
        Net cash used in continuing operations...        (433,931)   (212,854)

Net cash used in discontinued operations.........          (1,697)     (1,527)
                                                        _________   _________
        Net cash used in investing activities....        (435,628)   (214,381)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           9,893       8,344
Repayments of long-term debt.....................        (161,698)   (104,000)
Commercial paper-net.............................         144,888    (264,001)
Dividends paid...................................         (92,831)    (92,115)
Purchase of treasury stock.......................        (252,510)     (3,790)
Sale of treasury stock...........................         161,712       3,806
Other-net........................................             (71)         49
                                                        _________   _________
        Net cash used in financing activities....        (190,617)   (451,707)
                                                        _________   _________
        Net increase (or decrease) in cash and
        temporary cash investments...............          16,723      (9,358)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          65,035      44,524
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30...       $  81,758   $  35,166
                                                        =========   =========
Continuing operations............................       $  72,507   $  22,377
Discontinued operations..........................           9,251      12,789
                                                        _________   _________
        Total cash and temporary cash investments
        at June 30...............................       $  81,758   $  35,166
                                                        =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  62,538   $  60,005
  Income taxes (net of refunds)..................       $  59,199   $  49,709
Non-cash financing activities
  Issuance of common stock under benefit plans...       $     773   $      34
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $  88,467   $      10
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.
                                       3

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)

_____________________________________________________________________________________
                                  Six Months to June 30       Three Months to June 30
                                  ______________________     ________________________
                                   1998          1997           1998         1997
_____________________________________________________________________________________
NET INCOME....................    $135,698      $210,476      $57,803       $38,985

OTHER COMPREHENSIVE INCOME,
   NET OF TAX
   Foreign currency
   translation adjustment.....         323            -            35            -
                                   _______      ________      _______       _______

COMPREHENSIVE INCOME..........    $136,021      $210,476      $57,838       $38,985
                                  ========      ========      =======       =======
____________________________________________________________________________________

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

(3) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $42.0 million and $15.7 million at June 30, 1998, and December 31, 1997, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $6.2 million and $13.4 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

     The distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies for costs resulting from the pipeline companies' transition to restructured services under Federal Energy Regulatory Commission (FERC) Order 636. The total estimated liability for such costs was $13.0 million and $17.0 million at June 30, 1998, and December 31, 1997, respectively. Additional amounts may be accrued in the future if the pipeline companies receive final FERC approval to recover such costs. Based on management's current estimates, the distribution subsidiaries' portion of such costs is not expected to be material. Due to regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

(4) During April 1998, management approved a plan to discontinue the Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. The results of operations of these activities for the first six months and second quarter of 1998 and 1997 have been classified as "Discontinued Operations" in the Consolidated Statement of Income. The assets and liabilities of these operations at June 30, 1998, have been classified in the Condensed Consolidated Balance Sheet as "Net liabilities of discontinued operations." Cash flows in connection with operating and investing activities for discontinued operations are reported separately in the Condensed Consolidated Statement of Cash Flows. There were no cash flows provided by, or used in, financing activities related to discontinued operations during the first six months or second quarter of 1998 or 1997.

Net liabilities of the Company's discontinued operations at June 30, 1998 are as follows:
_______________________________________________________________________________
                                                                   At June
                                                                  30, 1998
_______________________________________________________________________________
                                                               (In Thousands)

Gas utility and other plant...............................        $ 21,462
Accumulated depreciation and amortization.................          (9,351)
                                                                  ________
   Net gas utility and other plant........................          12,111
Current assets............................................         251,759
Other assets..............................................          (1,814)
                                                                  ________
   Total assets...........................................        $262,056
                                                                  ________

Liability for estimated loss on disposal..................        $ 50,145
Other current liabilities.................................         220,600
Deferred credits..........................................           7,742
                                                                  ________
   Total liabilities......................................        $278,487
                                                                  ________

   Net liabilities........................................        $(16,431)
                                                                  ========
______________________________________________________________________________


Summarized results of operations of the discontinued operations are as follows:
_______________________________________________________________________________
                            Six Months to June 30       Three Months to June 30
                           ________________________    _______________________
                              1998            1997           1998        1997
______________________________________________________________________________
                                             (In Thousands)
Total operating revenues.  $792,586         $956,267      $     -     $401,436
Operating expenses.......  (818,105)        (972,077)           -     (414,576)
                           ________         ________                  ________
   Operating loss before
     income taxes........   (25,519)         (15,810)           -      (13,140)
Income tax benefit.......     9,011            6,240            -        4,597
Other income.............        80              356            -          174
Interest charges.........      (810)          (1,374)           -         (682)
                            _______         ________      _________   _________
Loss from discontinued
  operations.............  $(17,238)        $(10,588)     $     -     $ (9,051)
                           ========         ========      =========   ========

Estimated income
  (loss) from disposal
   before income
   taxes.........          $(50,145)*         $    -      $ 15,855    $     -
Income tax
  (provision) benefit....    18,234                -        (4,866)         -
                           ________           ________    ________    ________
Net income
  (loss) from disposal...  $(31,911)*         $    -      $ 10,989    $     -
                           ========           ========    ========    ========
______________________________________________________________________________

* Includes $22.3 million pretax provision ($14.4 million after taxes) for expected operating losses during the shutdown period April 1, 1998 through December 31, 1998.

The quarter ended June 30, 1998 includes a favorable adjustment to revise certain previous estimates of shut-down costs in light of terms reached in the Company's agreement to sell the capital stock of CNG Energy Services Corporation, a subsidiary, to Sempra Energy Trading, a subsidiary of Sempra Energy. Included in the entity sold were contracts for the purchase and sale of natural gas as well as rights to natural gas pipeline and storage capacity, mainly in the Northeast and Mid-Atlantic regions, and related working capital.

On July 31, 1998, the sale of the capital stock was finalized. Proceeds of approximately $48.0 million received from the sale of this business are subject to final working capital adjustments during the third quarter of 1998. As a result of the sale, the Company now expects that its transition out of the wholesale gas and electricity businesses will be substantially completed by September 30, 1998, and December 31, 1998, respectively.

(5) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1997, follows:

____________________________________________________________________________________________________________
                                        Common Stock
                                           Issued           Capital in                     Treasury Stock
                                    ____________________                                ____________________
                                       Number      Value     Excess of       Unearned      Number
                                    of Shares     at Par     Par Value   Compensation   of Shares       Cost
____________________________________________________________________________________________________________
                                                                 (In Thousands)
At December 31, 1997.............      95,623   $262,964      $566,755       $(10,950)         (1)  $     (38)
Common stock issued
  Stock options..................         242        664         9,733             -           -           -
  Performance shares-net.........          16         45           844           (889)         -           -
  Stock awards-net...............           7         20           398           (339)         -           -
  Amortization and adjustment....          -         -            (534)         6,078          -           -
Purchase of treasury stock.......          -         -              -              -       (4,560)   (252,510)
Sale of treasury stock...........          -         -              -              -        2,921     161,712
Conversion of debentures.........          -         -          (1,841)            -        1,638      90,715
Other............................          -         -          (3,476)            -           -           -
                                       ______   ________      ________       ________      ______   _________
At June 30, 1998.................      95,888   $263,693      $571,879       $ (6,100)         (2)  $    (121)
                                       ======   ========      ========       ========      ======   =========
____________________________________________________________________________________________________________

(6) As previously reported, in January 1998 the Company called for redemption the entire principal amount outstanding of its 7 1/4% Convertible Subordinated Debentures due December 15, 2015, totaling $246.2 million. These debentures were convertible into shares of the Company's common stock at an initial conversion price of $54 per share. The redemption price was 102.18% of the principal amount plus accrued interest payable on February 23, 1998.
In anticipation of the call of this debt, in January 1998 the Company purchased approximately 4.6 million shares of its common stock in a private transaction to satisfy the conversion obligation to holders of the Convertible Subordinated Debentures who chose to convert. The right to convert expired on February 13, 1998, and approximately 1.6 million of the acquired shares were issued on conversion. The remaining acquired shares were sold in two underwritten offerings during February and March, 1998.

(7) One of the Company's indentures relating to senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $510.6 million of consolidated retained earnings was free from such restrictions at June 30, 1998.

(8) As previously reported, during March 1998 CNG International Corporation (CNG International) purchased additional ownership interests in two gas utility holding companies, Sodigas Pampeana S.A. and Sodigas Sur S.A., and in an electric utility holding company, Buenos Aires Energy Company, from Loma Negra in Argentina. At June 30, 1998, CNG International's aggregate investment in these Argentine companies was $119.1 million.

Also during March 1998, CNG International purchased a 33.3% ownership interest in the AlintaGas Dampier-to-Bunbury Natural Gas Pipeline (Alinta) in
Western Australia from the Western Australia Government. Other partners in the purchase included El Paso Energy Corporation (33.3%), AMP Asset Management (11.1%), Axiom Funds Management (11.1%) and Hastings Funds Management (11.1%). The 925-mile pipeline will be operated by Epic Energy Australia, an entity in which CNG International holds a 30.0% ownership interest. At June 30, 1998, CNG International's investment in Alinta totaled $144.1 million.

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(9) A reconciliation of the income from continuing operations and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 1998 and 1997 follows (income and share amounts in thousands):

___________________________________________________________________________________________________________________________

                                                      Six Months to June 30                     Three Months to June 30
                                               ________________________________           _________________________________
                                               Income From                                Income From                   Per
                                                Continuing            Per Share            Continuing                 Share
                                                Operations    Shares     Amount            Operations    Shares      Amount
___________________________________________________________________________________________________________________________
1998
Basic EPS.................................      $184,847      94,234      $1.96             $46,814      95,447        $.49
                                                ========      ======      =====             =======      ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       628                                        651
  Vesting of performance shares...........                       374                                        380
  Conversion of 7 1/4% Convertible
  Subordinated Debentures.................         1,578       1,721                             -           -
                                                ________      ______                        _______      ______
Diluted EPS...............................      $186,425      96,957      $1.92             $46,814      96,478        $.49
                                                ========      ======      =====             =======      ======        ====
___________________________________________________________________________________________________________________________

1997
Basic EPS.................................      $221,064      94,647      $2.33             $48,036      94,701        $.51
                                                ========      ======      =====             =======      ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       577                                        501
  Vesting of performance shares...........                       349                                        344
  Conversion of 7 1/4% Convertible
  Subordinated Debentures.................         6,055       4,559                             - *         - *
                                                ________     _______                        _______      ______
Diluted EPS...............................      $227,119     100,132      $2.27             $48,036      95,546        $.50
                                                ========     =======      =====             =======      ======        ====
*Antidilutive.
___________________________________________________________________________________________________________________________

(10) In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for costs incurred in developing or procuring computer software for internal use. During April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs for start-up activities be expensed as incurred. The provisions of each SOP are effective beginning January 1, 1999. The adoptions of SOP 98-1 and SOP 98-5 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting standards for derivative instruments and for hedging activities. The provisions of SFAS No. 133 are effective beginning January 1, 2000. Management is reviewing the provisions of SFAS No. 133 and is assessing its effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts are realized in the first six months of the year. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current six month period, available cash was used to make additional investments in Argentina and Australia.

Due to the significant amount of revenues generated during the first six months of a year, the consolidated balance sheet at the end of June customarily shows an increase in cash and temporary cash investments over the balance at the end of the previous year. After the winter heating season and by June 30, accounts receivable have declined, as is customary, from the high levels at the end of the previous year and March of the current year. The balance of accounts receivable at June 30, 1998 has also declined due to the reclassification of certain amounts to "Net assets of discontinued operations" in 1998.In addition, the inventory of stored gas was reduced during the six months of 1998 due to the demand for gas during the winter heating season.
Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. The amount charged to expense in the first six months of 1998 was $73.8 million compared to $53.9 million in 1997. As the volume of gas withdrawn from storage is replaced either partially or in its entirety later in the year, the liability is eliminated.
In the event the inventory is not entirely replaced, any remaining liability is eliminated by an adjustment to purchased gas expense.

During the remainder of 1998, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained from internal cash generation and, if necessary, external financing. External financing could be obtained through the issuance of new debt and/or equity securities. In this regard, the Company has a shelf registration with the SEC that permits the sale of up to $538.3 million of debt or equity securities. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.The Company's short-term credit agreement totaling $775 million is available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreement may be used to temporarily finance capital expenditures. This credit agreement is scheduled to expire on June 25, 1999. There were no amounts outstanding under this credit agreement at June 30, 1998.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     SYSTEM RESULTS

The Company reported net income for the first six months of 1998 of $135.7 million, or $1.44 per share, compared with net income of $210.5 million, or $2.22 per share, in the first six months of 1997. For the second quarter of 1998, the Company reported net income of $57.8 million, or 61 cents a share, compared with net income of $39.0 million, or 41 cents a share, in the prior year period. Earnings for both 1998 periods, however, reflect the Company's decision to discontinue its wholesale energy trading and marketing operations (see Note 4 to the consolidated financial statements, page 5). The Company recognized a loss on these discontinued operations in the first six months of 1998 of $49.1 million, or 52 cents a share, compared to a loss of $10.6 million, or 11 cents a share, in the first half of 1997. During the second quarter of 1998, the Company recognized income from discontinued operations of $11.0 million, or 12 cents a share, compared to a loss of $9.1 million, or 10 cents a share, in the prior year quarter. The 1998 second quarter results reflect a favorable adjustment to revise certain previous estimates of shut-down costs in light of terms reached in the Company's agreement to sell its wholesale gas marketing business.

Income from continuing operations in the first six months of 1998 was $184.8 million, or $1.96 per share, compared to $221.1 million, or $2.33 per share, in the 1997 first half. Income from continuing operations for the second quarter of 1998 was $46.8 million, or 49 cents a share, compared to $48.1 million, or 51 cents a share, in the prior year quarter. Results from continuing operations for both 1998 periods reflect warmer weather and lower average wellhead prices for oil compared with the respective 1997 periods, partially mitigated by increased gas and oil production and the resolution of certain regulatory contingencies. Average wellhead prices for natural gas were lower in the first half of 1998 compared to the prior year period but were higher in the 1998 second quarter compared to the second quarter of 1997.

Weather in the Company's retail service territories in the first half of 1998 was 19.5% warmer than 1997 and 20.0% warmer than normal. In the second quarter of 1998, weather was 37.1% warmer than last year and 17.9% warmer than normal.

     OPERATING REVENUES

Regulated gas sales revenues decreased $319.9 million, to $819.6 million, in the first six months of 1998 with sales volumes declining 43.8 billion cubic feet (Bcf), to 124.7 Bcf. In the 1998 second quarter, regulated gas sales revenues decreased $124.2 million, to $207.7 million, as sales volumes decreased 16.7 Bcf, to 29.8 Bcf. Average sales rates and volumes declined during both 1998 periods for each of the Company's major customer classes -- residential, commercial and industrial -- compared to the respective 1997 periods. Lower volumes were attributable to warmer weather during both 1998 periods.

In the first six months of 1998, nonregulated gas sales revenues increased $33.9 million, to $239.4 million, with sales volumes increasing 11.3 Bcf to
93.6 Bcf, due in large part to gas sales by CNG Retail Services Corporation (CNG Retail). Second quarter 1998 nonregulated gas sales revenues increased $7.7 million, to $107.8 million, as sales volumes increased slightly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas transportation and storage revenues were $286.9 million in the first half of 1998 and $120.5 million in the second quarter, up $37.2 million and $13.3 million, respectively, from the comparable 1997 periods. These increases reflect gas transportation revenue increases of $33.7 million in the first half of 1998 and $9.9 million in the second quarter attributable primarily to customers switching from sales to transportation service at certain of the distribution subsidiaries.

Other operating revenues increased $5.2 million, to $183.7 million, in the first six months of 1998 and increased $4.1 million, to $94.4 million, in the second quarter. The increases in both 1998 periods were due chiefly to the resolution of certain regulatory contingencies in the second quarter of 1998, partially offset by declines in revenues from the sale of products extracted from natural gas and oil trading activities.

     OPERATING EXPENSES

Operating expenses, excluding income taxes, declined $188.7 million in the first half of 1998 and $92.6 million in the second quarter. Total purchased gas expense declined $164.6 million in the first half and $67.5 million in the second quarter of 1998 compared to the prior year periods due primarily to decreased volume requirements in connection with warm weather in both 1998 periods. Lower average purchase prices also contributed to the decline in the first six months of 1998. Liquids, capacity and other products purchased was lower in both 1998 periods, decreasing $19.4 million in the first half and $16.5 million in the second quarter. These declines were due to reduced purchases of pipeline capacity by CNG Transmission and lower average purchase prices for oil traded by CNG Producing Company (CNG Producing). Combined operation and maintenance expense decreased $8.0 million in the first six months and $3.9 million in the second quarter of 1998 due largely to lower maintenance and miscellaneous operating expenses, partially offset by higher production-related expenses. Depreciation and amortization (DD&A) expense increased $11.0 million in the first half of 1998, due primarily to higher gas and oil production volumes. In the second quarter of 1998, DD&A expense increased $2.3 million.

Income taxes decreased $23.8 million in the first half of 1998 reflecting pretax income of $269.7 million in the period compared to pretax income of $329.8 million in 1997. In the second quarter, income taxes declined $7.1 million compared to 1997 due in part to lower pretax income in 1998.

     OTHER INCOME

Total other income declined $1.0 million, to $8.9 million, in the first six months of 1998 and increased $1.2 million, to $6.5 million, in the second quarter. Interest revenues were up $1.3 million in the first half of 1998, due in part to the resolution of certain regulatory matters in the prior year, and were relatively unchanged in the second quarter compared to 1997. "Other-net" declined $2.3 million during the 1998 first half and increased $1.0 million in the second quarter compared to the respective prior year periods. The decline in the six-month period was due largely to charges incurred in connection with the redemption in early 1998 of the Convertible Subordinated Debentures (see Note 6 to the consolidated financial statements, page 7), while the second quarter increase was due in part to higher earnings from equity investments.

     INTEREST CHARGES

Total interest charges increased $4.2 million and $3.1 million in the first half and second quarter of 1998, respectively. These increases were due primarily to interest expense related to the $300 million of debentures issued in the fourth quarter of 1997 and interest on commercial paper borrowings, partially offset by reduced interest expense in 1998 resulting from the redemption of the Convertible Subordinated Debentures.

In connection with the discussion of results of operations, reference is also made to Notes 2, 3 and 4 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.

_____________________________________________________________________________
                                          Six Months to      Three Months to
                                              June 30            June 30
                                        __________________  ________________
                                          1998      1997*      1998     1997*
_____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution......................      $  152.1  $  199.7  $  14.5  $  27.3
Transmission......................         106.6     106.6     45.6     34.9
Exploration and production........          62.9      73.4     28.2     35.1
Other.............................           1.7       (.6)      .7       .3
Corporate and eliminations........          (4.7)     (5.6)    (5.3)    (7.4)
                                        ________  ________  _______  _______
  Total...........................      $  318.6  $  373.5  $  83.7  $  90.2
                                        ========  ========  =======  =======

OPERATING REVENUES (In Millions)
Distribution......................      $  939.4  $1,224.8  $ 254.0  $ 366.6
Transmission......................         263.8     251.2    118.1    103.8
Exploration and production........         321.4     331.0    157.4    165.7
Other.............................          67.0      26.9     22.4     16.3
Corporate and eliminations........         (62.0)    (60.7)   (21.5)   (22.9)
                                        ________  ________  _______  _______
  Total...........................      $1,529.6  $1,773.2  $ 530.4  $ 629.5
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution......................         124.9     168.5     29.8     46.5
Exploration and production........          80.2      81.0     40.7     41.7
Other.............................          16.6       2.4      4.8      2.4
Eliminations......................          (3.4)     (1.1)    (1.7)     (.5)
                                        ________  ________  _______  _______
  Total sales.....................         218.3     250.8     73.6     90.1
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution......................         105.1      98.6     42.3     43.1
Transmission......................         335.4     410.4    119.7    152.0
Exploration and production........            .3        .5       .2       .3
Eliminations......................         (89.9)   (105.3)   (37.4)   (41.7)
                                        ________  ________  _______  _______
  Total transportation............         350.9     404.2    124.8    153.7
                                        ========  ========  =======  =======
_____________________________________________________________________________
* Certain amounts have been reclassified due to the energy marketing services operations being reported as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $152.1 million in the first six months of 1998, compared to $199.7 million in the first half of 1997. Distribution throughput in the first half of 1998 declined 14%, to 230.0 Bcf. Results for the first half of 1998 reflect weather that was 20.0% warmer than normal and 19.5% warmer than the first six months of 1997. The effect of lower combined operation and maintenance expense in the first half of 1998 partially mitigated the impact of the warm winter weather.

Residential gas sales volumes declined 32.6 Bcf in the first six months of 1998 to 95.8 Bcf. The distribution operations transported 7.6 Bcf of gas in the first six months of 1998 on behalf of former residential sales customers who now purchase gas from other suppliers, including CNG Retail. Sales to commercial customers declined 10.3 Bcf to 27.0 Bcf while volumes transported to these customers decreased .4 Bcf to 24.9 Bcf. Total deliveries to industrial customers decreased .4 Bcf, to 70.7 Bcf, compared with the prior year. Industrial transport volumes were up .7 Bcf to 69.2 Bcf, while sales volumes declined 1.1 Bcf to 1.5 Bcf. Off-system transport volumes were down
1.3 Bcf in the first half of 1998, to 3.4 Bcf.

In the second quarter of 1998, the distribution operations reported operating income before income taxes of $14.5 million, compared to $27.3 million in the 1997 second quarter. Results for the 1998 quarter reflect weather that was 17.9% warmer than normal and 37.1% warmer than the prior year quarter
Lower operating costs in 1998 partially offset the effects of the warm weather. Residential gas sales volumes of 23.0 Bcf were down 12.8 Bcf compared to the 1997 quarter. Gas transported on behalf of former residential sales customers totaled 2.9 Bcf in the second quarter of 1998. Commercial sales volumes were down 4.0 Bcf, to 6.0 Bcf, while gas transported to these customers was 6.2 Bcf, down 3.0 Bcf. Deliveries to industrial customers increased .3 Bcf reflecting an increase in transport volumes of .5 Bcf partially offset by a decline in sales volumes of .2 Bcf.

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the first six months of 1998 was $106.6 million, unchanged from the 1997 period. In the second quarter of 1998, operating income before income taxes was $45.6 million, an increase of $10.7 million from $34.9 million in 1997. The higher operating income in 1998 reflects the resolution of certain regulatory contingencies during the second quarter.

Transmission throughput decreased 75.0 Bcf in the first six months and 32.3 Bcf in the second quarter of 1998 due largely to warmer weather in the northeast in 1998.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $62.9 million in the first six months of 1998, compared to $73.4 million in the first half of 1997. Results for the first half of 1998 reflect the impact of lower average gas and oil wellhead prices that more than offset the effects of higher gas and oil production. In the second quarter, operating income before income taxes was $28.2 million, down from $35.1 million in 1997 due largely to lower average oil wellhead prices.

The Company's average gas wellhead price was $2.41 per thousand cubic feet
(Mcf) in the first six months of 1998, $.05 per Mcf lower than 1997 but still favorable in comparison with industry-wide prices in 1998. In the second quarter, the average gas price was $2.31 per Mcf, up from $2.22 in the second quarter of 1997. Gas production in the first six months of 1998 was 76.9 Bcf, up 1.4 Bcf from 75.5 Bcf in 1997. Second quarter gas production was 39.4 Bcf, up slightly from 39.2 Bcf in 1997. The Company's average oil wellhead price was $12.60 per barrel in the first half of 1998, down from $16.36 per barrel in the prior year period. The average oil wellhead price for the second quarter of 1998 was $12.71 per barrel compared to $15.74 in 1997. The decline in oil prices for both 1998 periods is consistent with the worldwide trend in prices during the year. Oil production in the first six months of 1998 was 4.0 million barrels, up 31% from 3.1 million barrels in 1997. Second quarter 1998 oil production was 1.9 million barrels, up from 1.8 million barrels in 1997. The increase in oil production in both 1998 periods was due largely to Neptune, a deep-water project in the Gulf of Mexico which began production in March 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended June 30, 1998 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $2,933,517
Operating expenses.....................................              2,421,783
    Operating income before income taxes...............                511,734
Income taxes...........................................                132,438
Other income...........................................                 11,409
Interest charges.......................................                108,014
Income from continuing operations......................                282,691
Discontinued operations................................                (53,089)
    Net income.........................................             $  229,602
    Earnings per share of common stock -- basic........                  $2.43*
    Earnings per share of common stock -- diluted......                  $2.41*
Times fixed charges earned.............................                   4.27
______________________________________________________________________________
*Includes loss from discontinued operations of $.56 per share - basic ($.54 per share - diluted).

OTHER INFORMATION

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

Management's plan to address the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastructure, physical infrastructure, and third party business partners and suppliers with which the Company has significant relationships. Management's analysis and review of these areas is comprised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance;
and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing renovations, repairs and testing of the former two categories. The review of physical infrastructure and business partners and suppliers is in the inventory stage. While the Company anticipates that any additional inventory and assessment efforts will be completed in 1998, renovation, repair and testing of affected areas will continue through 1999.
The Company expects to spend approximately $15.0 million for these Year 2000 compliance efforts.

In addition to the activities described above, the Company is currently replacing many of its financial and operating software programs with new programs that will be Year 2000 compliant. These new programs have significantly reduced the costs the Company expects to incur to become Year 2000 compliant. However, the Company has formed a contingency team to develop a workplan in the event that such programs are not fully operational by the end of 1999. The costs associated with this effort are being evaluated and cannot yet be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     STATE REGULATORY MATTERS

As previously reported, on April 29, 1998, the Virginia State Corporation Commission issued a final order in connection with the September 25, 1996 expedited rate application of Virginia Natural Gas, Inc. (Virginia Natural
Gas). The order results in an annual revenue increase of $7.2 million, retroactive to October 25, 1996, the date new rates went into effect subject to refund. Customer refunds resulting from the order are scheduled to be made in August 1998. The order reflects an imputed return on equity of 10.9%. In its filing, Virginia Natural Gas had requested a $13.9 million increase in annual revenues and a return on equity of 11.3%.

On July 28, 1998, the Public Service Commission of West Virginia approved a settlement agreement filed by Hope Gas, Inc. (Hope Gas) in connection with its January 5, 1998 general rate filing. The new rates become effective November 1, 1998. Under the settlement, Hope Gas is not permitted to request an increase in rates prior to January 1, 2002, nor is it obligated to file for new rates after that date. The approved settlement agreement grants Hope Gas a combined $6.5 million annual revenue increase for both base rates and gas costs. Hope Gas had originally proposed a $14.5 million annual increase in revenues.

     INTERNATIONAL ACTIVITIES

Reference is made to Note 8 to the consolidated financial statements, page 7, regarding the Company's additional investments in Argentina and Australia during the first quarter of 1998.

     EXPLORATION AND PRODUCTION

As previously reported, CNG Producing, acting alone or with partners, was the high bidder on three tracts offered at the federal government's March 18, 1998 Gulf of Mexico lease sale. The Company's bids totaled $4.0 million for properties in which it would have working interests of 100%, 66.67% and 50%. Two of the properties are located in deep water areas of the Gulf of Mexico. The government has accepted all three of the bids.

     LIMITATION ON CAPITALIZED COSTS

As disclosed in Note 1 to the 1997 consolidated financial statements, included in Exhibit 99 to the 1997 Form 10-K, CNG Producing and CNG Transmission follow the full cost method of accounting for their gas and oil producing activities prescribed by the SEC. Under this method, the total capitalized costs, net of related deferred taxes, are subject to a limitation based on the present value of estimated future net revenues expected to be received from the production of proved reserves. If net capitalized costs exceed this amount at the end of any quarter, a permanent impairment of the assets is required to be charged to expense in that period.

There are a number of factors, including prices, that determine whether or not an impairment is required. Because gas wellhead prices are subject to sudden and seasonal fluctuations, an impairment of these gas and oil properties is a possibility at any quarterly measurement date, unless other factors such as lower production costs or proved reserve additions mitigate the impact of a price decline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes, " "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning capital expenditures, earnings, risk management, litigation, the Year 2000 technology issue, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

                                 ***********
In connection with the financial information included in PART I of this report, reference is made to the Company's 1997 Form 10-K, including Exhibit 99 thereto, and its quarterly report to the SEC on Form 10-Q for the quarter ended March 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the second quarter of 1998, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1997 Form 10-K or in any earlier Form 10-Q for 1998 as then pending, except as noted below.

As previously reported, The East Ohio Gas Company (East Ohio Gas) has finalized its voluntary self disclosure to the Environmental Protection
Agency (EPA) concerning its collection and handling practices for pipeline fluids that periodically are contaminated with polychlorinated biphenyls
(PCBs). This matter was settled in June 1998 when East Ohio Gas paid a penalty of $193,260 to the EPA and signed a Consent Agreement Consent Order (CACO) with the EPA. In the CACO, East Ohio Gas neither admitted nor denied the violations alleged by the EPA.

Reference is made to "STATE REGULATORY MATTERS," page 15, for a description of certain regulatory proceedings.

ITEM 2.   CHANGES IN SECURITIES
(a) None.
(b) Limitations on the payment of dividends by the Company are set forth in
Note 7 to the consolidated financial statements, page 7, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on April 14, 1998. Common shareholders voted on three items. The voting results on these matters were as follows:

1.  Election of three Directors.

                                Votes         Votes        Broker
    Nominees                     For         Withheld     Non-Votes
    ________                  __________    __________    _________

J. W. Connolly                74,976,134     3,279,872        0
George A. Davidson, Jr.       76,248,319     2,007,687        0
Richard P. Simmons            76,251,999     2,004,007        0

Directors whose term of office continued after the meeting:
Term expiring May 1999:  Raymond E. Galvin, Paul E. Lego
                         and Margaret A. McKenna
Term expiring May 2000:  William S. Barrack, Jr., Ray J. Groves and Steven A. Minter

2.  Ratification of the appointment of Price Waterhouse LLP (now
    PricewaterhouseCoopers LLP) as independent accountants.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     77,087,489          779,720          388,797            0

3. Action on a stockholder-proposed resolution regarding the shareholder rights plan.

        Votes            Votes                             Broker
         For            Against        Abstentions        Non-Votes
     __________       ___________      ___________        _________

     37,061,333        29,656,146       1,924,655         9,613,872

ITEM 5.   OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

As previously reported, the Company filed Current Reports on Form 8-K with the SEC regarding the following matters on the dates indicated below:

          Filing Date                           Description
          ____________                          ___________

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

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1998 and 1997

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1998

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

August 7, 1998

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings
        Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1998 and 1997 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1998 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________