Form 10-Q
period 1998-09-30
CONSOLIDATED NATURAL GAS CO
filed 1998-11-12
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED

                        SEPTEMBER 30, 1998




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at October 30,
1998:   95,835,320

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 1998


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1998 and 1997    1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at September 30, 1998 (Unaudited), and December 31, 1997.....      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Nine Months Ended September 30, 1998 and 1997........      3

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1998 and 1997    4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................     10


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     21

ITEM 2.   CHANGES IN SECURITIES..................................     21

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     21

ITEM 5.   OTHER INFORMATION......................................     21

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     21


SIGNATURES.......................................................     22

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

____________________________________________________________________________________________________________
                                                                  Nine Months to          Three Months to
                                                                   September 30              September 30
                                                            ________________________  ______________________
                                                               1998          1997         1998        1997
____________________________________________________________________________________________________________
OPERATING REVENUES
Regulated gas sales..............................           $  952,262    $1,294,293  $  132,644    $154,808
Nonregulated gas sales...........................              345,829       305,443     106,426      99,952
                                                            __________    __________  __________    ________
    Total gas sales..............................            1,298,091     1,599,736     239,070     254,760
Gas transportation and storage...................              396,517       349,804     109,599     100,094
Other............................................              258,433       286,626      74,779     108,126
                                                            __________    __________  __________    ________
    Total operating revenues (Note 3)............            1,953,041     2,236,166     423,448     462,980
                                                            __________    __________  __________    ________

OPERATING EXPENSES
Purchased gas....................................              613,206       760,435      86,097      68,711
Liquids, capacity and other products purchased...              105,327       146,339      32,270      53,805
Operation expense................................              446,880       467,783     140,329     156,449
Maintenance......................................               60,500        64,014      20,502      20,857
Depreciation and amortization....................              252,937       244,885      83,713      86,741
Taxes, other than income taxes...................              130,115       145,686      35,021      42,881
                                                            __________    __________  __________    ________
    Subtotal.....................................            1,608,965     1,829,142     397,932     429,444
                                                            __________    __________  __________    ________
    Operating income before income taxes.........              344,076       407,024      25,516      33,536
Income taxes.....................................               84,425       114,994        (449)      6,289
                                                            __________    __________  __________    ________
    Operating income.............................              259,651       292,030      25,965      27,247
                                                            __________    __________  __________    ________

OTHER INCOME
Interest revenues................................                2,291         1,203         407         619
Other-net........................................               15,546        13,744       8,530       4,395
                                                            __________    __________  __________    ________
    Total other income...........................               17,837        14,947       8,937       5,014
                                                            __________    __________  __________    ________
    Income before interest charges...............              277,488       306,977      34,902      32,261
                                                            __________    __________  __________    ________

INTEREST CHARGES
Interest on long-term debt.......................               80,341        78,250      25,915      25,821
Other interest expense...........................               13,251         3,478       5,622        (495)
Allowance for funds used during construction.....               (6,578)       (4,576)     (2,262)     (1,826)
                                                            __________    __________  __________    ________
    Total interest charges.......................               87,014        77,152      29,275      23,500
                                                            __________    __________  __________    ________

INCOME FROM CONTINUING OPERATIONS................              190,474       229,825       5,627       8,761

DISCONTINUED OPERATIONS (Note 4)
Loss from discontinued energy marketing
  services operations, net of applicable
  tax benefit....................................              (17,238)      (14,811)        -        (4,223)
Income (loss) from disposal of energy marketing
  services operations, including provision for
  operating losses during the phase out period,
  net of applicable tax or tax benefit...........              (29,486)            -       2,425          -
                                                             _________     __________   ________    ________
NET INCOME.......................................            $ 143,750     $ 215,014    $  8,052    $  4,538
                                                             =========     =========    ========    ========

EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations (Note 11)....                $2.01         $2.43        $.06        $.09
  Loss from discontinued energy marketing
    services operations..........................                 (.18)         (.16)         -         (.04)
  Income (loss) from disposal of energy
    marketing services operations................                 (.31)           -          .02          -
                                                                 _____         _____        ____        ____
NET INCOME.......................................                $1.52         $2.27        $.08        $.05
                                                                 =====         =====        ====        ====

EARNINGS PER COMMON SHARE -- DILUTED
  Income from continuing operations (Note 11)....                $1.99         $2.38        $.06        $.09
  Loss from discontinued energy marketing
    services operations..........................                 (.17)         (.15)         -         (.04)
  Income (loss) from disposal of energy
    marketing services operations................                 (.31)           -          .02          -
                                                                 _____         _____        ____        ____
NET INCOME.......................................                $1.51         $2.23        $.08        $.05
                                                                 =====         =====        ====        ====
_____________________________________________________________________________________________________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                     At September   At December
                                                       30, 1998     31, 1997*
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS
PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 5,138,792  $ 5,004,139
Accumulated depreciation and amortization......       (2,052,227)  (1,949,483)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,086,565    3,054,656
                                                     ___________  ___________
Exploration and production properties..........        3,935,129    3,710,619
Accumulated depreciation and amortization......       (2,673,758)  (2,542,472)
                                                     ___________  ___________
     Net exploration and production properties.        1,261,371    1,168,147
                                                     ___________  ___________
     Net property, plant and equipment.........        4,347,936    4,222,803
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............          236,114       65,035
Accounts receivable, less allowance for
  doubtful accounts............................          302,532      951,212
Gas stored - current portion...................          158,450      139,157
Materials and supplies (average cost method)...           33,625       30,256
Unrecovered gas costs..........................           22,919       55,062
Deferred income taxes - current (net)..........           40,301           -
Prepayments and other current assets...........          182,613      212,919
Net assets of discontinued operations (Note 4).            2,124           -
                                                     ___________  ___________
     Total current assets......................          978,678    1,453,641
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Other investments (Notes 9 and 10).............          413,425      223,900
Deferred charges and other assets (Note 3).....          444,911      413,350
                                                     ___________  ___________
     Total regulatory and other assets.........          858,336      637,250
                                                     ___________  ___________
     Total assets..............................      $ 6,184,950  $ 6,313,694
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION
Common stockholders' equity (Notes 5, 6 and 7)
  Common stock, par $2.75
    (Issued:  1998 - 95,914,425 shares;
    1997 - 95,623,281 shares)..................      $   263,764  $   262,964
  Capital in excess of par value...............          571,119      566,755
  Retained earnings............................        1,542,197    1,539,587
  Treasury stock, at cost
    (1998 - 2,860 shares; 1997 - 659 shares)...             (156)         (38)
  Unearned compensation........................           (3,953)     (10,950)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,372,971    2,358,318
Long-term debt.................................        1,189,587    1,552,890
                                                     ___________  ___________
     Total capitalization......................        3,562,558    3,911,208
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........          269,625      154,000
Commercial paper...............................          685,600      238,700
Accounts payable...............................          264,631      651,365
Estimated rate contingencies and
  refunds (Note 3).............................           80,450       29,112
Amounts payable to customers...................           40,436          880
Taxes accrued..................................           88,477      125,056
Deferred income taxes - current (net)..........               -        13,735
Other current liabilities......................          164,418      173,393
                                                     ___________   __________
     Total current liabilities.................        1,593,637    1,386,241
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          774,717      712,118
Accumulated deferred investment tax credits....           25,013       26,658
Deferred credits and other liabilities.........          229,025      277,469
                                                     ___________  ___________
     Total deferred credits....................        1,028,755    1,016,245
                                                     ___________  ___________
COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________
     Total stockholders' equity and liabilities      $ 6,184,950  $ 6,313,694
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.
*The assets and liabilities of discontinued operations have not been reclassified at December 31, 1997.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                             Nine Months to
                                                              September 30
                                                        _____________________
                                                          1998         1997
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................       $ 190,474   $ 229,825
Adjustments to reconcile income from continuing
  operations to net cash provided by
  operating activities
    Depreciation and amortization................         252,937     244,885
    Pension cost (credit)........................         (45,641)    (38,030)
    Stock award amortization.....................           5,178       5,735
    Deferred income taxes-net....................         ( 9,141)    (26,592)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         262,908     242,210
      Inventories................................         (46,078)    (35,663)
      Unrecovered gas costs......................          32,143      62,226
      Accounts payable...........................         (58,029)   (110,474)
      Estimated rate contingencies and refunds...          51,338      10,930
      Amounts payable to customers...............          39,556      37,914
      Taxes accrued..............................         (40,027)     16,396
      Other-net..................................             937      38,943
    Changes in other assets and
      other liabilities..........................         (16,833)     27,130
    Other-net....................................           1,663         114
                                                        _________   _________
        Net cash provided by continuing operations        621,385     705,549

    Net cash provided by (or used in)
        discontinued operations..................          39,686      (8,719)
                                                        _________   _________
        Net cash provided by operating activities         661,071     696,830
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (372,529)   (331,445)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (5,131)     (5,668)
Cost of other investments........................        (199,909)     (4,958)
                                                        _________   _________
        Net cash used in continuing operations...        (577,569)   (342,071)

Net cash provided by (or used in)
        discontinued operations..................          36,162      (5,870)
                                                        _________   _________
        Net cash used in investing activities....        (541,407)   (347,941)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................           7,229      22,084
Repayments of long-term debt.....................        (161,698)   (104,000)
Commercial paper-net.............................         445,267    (139,816)
Dividends paid...................................        (139,333)   (138,303)
Purchase of treasury stock.......................        (252,545)    (12,248)
Sale of treasury stock...........................         161,712      12,266
Other-net........................................            (406)         49
                                                        _________   _________
        Net cash provided by (or used in)
        financing activities.....................          60,226    (359,968)
                                                        _________   _________
        Net increase (or decrease) in cash and
        temporary cash investments...............         179,890     (11,079)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.          65,035      44,524
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30     $ 244,925   $  33,445
                                                        =========   =========
Continuing operations............................       $ 236,114   $  21,813
Discontinued operations..........................           8,811      11,632
                                                        _________   _________
        Total cash and temporary cash investments
        at September 30..........................       $ 244,925   $  33,445
                                                        =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  71,653   $  65,130
  Income taxes (net of refunds)..................       $  74,839   $  83,689
Non-cash financing activities
  Issuance of common stock under benefit plans...       $    (362)  $   1,893
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $  88,467   $      40
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.
                                       3

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)

_____________________________________________________________________________________
                                      Nine Months to              Three Months to
                                       September 30                 September 30
                                  ______________________     ________________________
                                   1998          1997           1998         1997
_____________________________________________________________________________________
NET INCOME....................    $143,750      $215,014      $ 8,052       $ 4,538

OTHER COMPREHENSIVE INCOME,
   NET OF TAX
   Foreign currency
   translation adjustment.....      (1,669)           -        (1,992)            -
                                   _______      ________      _______       _______

COMPREHENSIVE INCOME..........    $142,081      $215,014      $ 6,060       $ 4,538
                                  ========      ========      =======       =======
____________________________________________________________________________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1997, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit 99 to the Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1997 (1997 Form 10-K), the consolidated financial statements appearing on pages 1 through 4 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

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

(3) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $74.9 million and $15.7 million at September 30, 1998, and December 31, 1997, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $5.6 million and $13.4 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

        The distribution subsidiaries have incurred or are expected to incur obligations to upstream pipeline companies for costs resulting from the pipeline companies' transition to restructured services under Federal Energy Regulatory Commission (FERC) Order 636. The total estimated liability for such costs was $10.8 million and $17.0 million at September 30, 1998, and December 31, 1997, respectively. Additional amounts may be accrued in the future if the pipeline companies receive final FERC approval to recover such costs. Based on management's current estimates, the distribution subsidiaries' portion of such costs is not expected to be material. Due to regulatory actions in two jurisdictions and the past rate-making treatment of similar costs in the other jurisdictions, management believes that the distribution subsidiaries should generally be able to pass through all Order 636 transition costs to their customers.

(4) During April 1998, management approved a plan to discontinue the Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. The results of operations of these activities for the first nine months and third quarter of 1998 and 1997 have been classified as "Discontinued Operations" in the Consolidated Statement of Income. The assets and liabilities of these operations at September 30, 1998, have been classified in the Condensed Consolidated Balance Sheet as "Net assets of discontinued operations." Cash flows in connection with operating and investing activities for discontinued operations are reported separately in the Condensed Consolidated Statement of Cash Flows. There were no cash flows provided by, or used in, financing activities related to discontinued operations during the first nine months or third quarter of 1998 or 1997.

Net assets of the Company's discontinued operations at September 30, 1998 are as follows:
_______________________________________________________________________________
                                                                At September
                                                                  30, 1998
_______________________________________________________________________________
                                                               (In Thousands)

Gas utility and other plant...............................        $ 3,629
Accumulated depreciation and amortization.................         (1,080)
                                                                  _______
   Net gas utility and other plant........................          2,549
Current assets............................................         42,605
Other assets..............................................         (2,717)
                                                                  _______
   Total assets...........................................        $42,437
                                                                  _______

Current liabilities.......................................        $34,571
Deferred credits..........................................          5,742
                                                                  _______
   Total liabilities......................................        $40,313
                                                                  _______

   Net assets.............................................        $ 2,124
                                                                  =======
______________________________________________________________________________


Summarized results of operations of the discontinued operations are as follows:
_______________________________________________________________________________
                               Nine Months to             Three Months to
                                September 30                September 30
                           ________________________    _______________________
                              1998            1997           1998        1997
______________________________________________________________________________
                                             (In Thousands)
Total operating revenues.  $792,586         $1,623,764    $     -     $667,497
Operating expenses.......  (818,105)        (1,646,251)         -     (674,174)
                           ________         ________      _________   ________
   Operating loss before
     income taxes........   (25,519)         (22,487)           -       (6,677)
Income tax benefit.......     9,011            8,699            -        2,459
Other income.............        80            1,032            -          676
Interest charges.........      (810)          (2,055)           -         (681)
                            _______         ________      _________   _________
Loss from discontinued
  operations.............  $(17,238)        $(14,811)     $     -     $ (4,223)
                           ========         ========      =========   ========

Estimated income
  (loss) from disposal
   before income
   taxes.........          $(46,446)*         $    -      $  3,699    $     -
Income tax
  (provision) benefit....    16,960                -        (1,274)         -
                           ________           ________    ________    ________
Net income
  (loss) from disposal...  $(29,486)*         $    -      $  2,425    $     -
                           ========           ========    ========    ========
______________________________________________________________________________

* Includes $25.4 million pretax provision ($16.5 million after taxes) for expected operating losses during the shutdown period April 1, 1998 through December 31, 1998.

The quarters ended June 30, 1998 and September 30, 1998 included adjustments to revise certain previous estimates of shut-down costs in connection with the sale of the capital stock of CNG Energy Services Corporation (CNG Energy Services), a subsidiary, to Sempra Energy Trading, a subsidiary of Sempra Energy. Included in the entity sold were contracts for the purchase and sale of natural gas as well as rights to natural gas pipeline and storage capacity, mainly in the Northeast and Mid-Atlantic regions, and related working capital.

On July 31, 1998, the sale of the capital stock was finalized. Proceeds of $48.9 million received from the sale of this business have been adjusted for certain working capital items during the third quarter of 1998. The
Company expects that its transition out of the wholesale gas and electricity businesses will be substantially completed by December 31, 1998.

(5) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1997, follows:

____________________________________________________________________________________________________________
                                        Common Stock
                                           Issued           Capital in                     Treasury Stock
                                    ____________________                                ____________________
                                       Number      Value     Excess of       Unearned      Number
                                    of Shares     at Par     Par Value   Compensation   of Shares       Cost
____________________________________________________________________________________________________________
                                                                 (In Thousands)
At December 31, 1997.............      95,623   $262,964      $566,755       $(10,950)         (1)  $     (38)
Common stock issued
  Stock options..................         252        695        10,149             -           -           -
  Stock awards-net...............          31         84         1,335         (1,221)         -           -
  Performance shares-net.........           8         21           402           (423)         -           -
  Amortization and adjustment....          -         -          (2,205)         8,641          -           -
Purchase of treasury stock.......          -         -              -              -       (4,561)   (252,545)
Sale of treasury stock...........          -         -              -              -        2,921     161,712
Conversion of debentures.........          -         -          (1,841)            -        1,638      90,715
Other............................          -         -          (3,476)            -           -           -
                                       ______   ________      ________       ________      ______   _________
At September 30, 1998............      95,914   $263,764      $571,119       $ (3,953)         (3)  $    (156)
                                       ======   ========      ========       ========      ======   =========
____________________________________________________________________________________________________________

(6) In January 1998 the Company called for redemption the entire principal amount outstanding of its 7 1/4% Convertible Subordinated Debentures due December 15, 2015, totaling $246.2 million. These debentures were convertible into shares of the Company's common stock at an initial conversion price of $54 per share. The redemption price was 102.18% of the principal amount plus accrued interest payable on February 23, 1998. In anticipation of the call of this debt, in January 1998 the Company purchased approximately 4.6 million shares of its common stock in a private transaction to satisfy the conversion obligation to holders of the Convertible Subordinated Debentures who chose to convert. The right to convert expired on February 13, 1998, and approximately
1.6 million of the acquired shares were issued on conversion. The remaining acquired shares were sold in two underwritten offerings during February and March, 1998.

(7) One of the Company's indentures relating to senior debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $472.1 million of consolidated retained earnings was free from such restrictions at September 30, 1998.

(8) On October 20, 1998, the Company sold $200.0 million of 6% Debentures Due October 15, 2010. Cash proceeds from the sale were received on October 23, 1998.

On November 4, 1998, the Company announced that it had called its 8 5/8% Debentures Due December 1, 2011, for redemption at par on December 1, 1998, to satisfy sinking fund requirements. At September 30, 1998, the outstanding principal amount of these debentures was $15.6 million.

(9) During March 1998 CNG International Corporation (CNG International) purchased additional ownership interests in two gas utility holding companies, Sodigas Pampeana S.A. and Sodigas Sur S.A., and in an electric utility holding company, Buenos Aires Energy Company, from Loma Negra in Argentina. At September 30, 1998, CNG International's investment in these Argentine companies was $120.0 million.

(10) In March 1998 CNG International purchased a 33.3% ownership interest in the Dampier-to-Bunbury Natural Gas Pipeline (DBNGP) in Western Australia from the Western Australia Government. Other partners in the purchase included El Paso Energy Corporation (El Paso) (33.3%), AMP Asset Management (11.1%), Axiom Funds Management (11.1%) and Hastings Funds Management (11.1%). The 925-mile pipeline is operated by Epic Energy Australia, an entity in which CNG International holds a 30.0% ownership interest. At September 30, 1998, CNG International's investment in DBNGP totaled $144.9 million.

In connection with their investment in DBNGP, CNG International and El Paso formed DBNGP Finance Company LLC (DBNGP Finance). DBNGP Finance is owned 50% by CNG International and 50% by EPED Holding Company, a wholly-owned subsidiary of El Paso. Subsequent to the formation of DBNGP Finance, the equity ownership interests of CNG International and El Paso in DBNGP were transferred to this entity.

On October 2, 1998,  DBNGP Finance borrowed $250.0 million under a Senior
Term Loan Facility (Term Loan). The Term Loan matures October 2, 2001, can be extended in one-year increments to October 2, 2003, and will bear interest at a variable rate. Of the gross proceeds received by DBNGP Finance under the Term Loan, $100.0 million was distributed to CNG International.
In connection with the Term Loan, CNG International entered into an Equity Contribution Agreement with DBNGP Finance. CNG International is contractually obligated to make equity contributions to DBNGP Finance equal to the proceeds distributed to CNG International, plus interest on such proceeds. The Company is contractually obligated to cause CNG International to make such equity contributions.

(11) A reconciliation of the income from continuing operations and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 1998 and 1997 follows (income and share amounts in thousands):

___________________________________________________________________________________________________________________________

                                                 Nine Months to September 30                 Three Months to September 30
                                               ________________________________           _________________________________
                                               Income From                  Per           Income From                   Per
                                                Continuing                Share            Continuing                 Share
                                                Operations    Shares     Amount            Operations    Shares      Amount
___________________________________________________________________________________________________________________________
1998
Basic EPS.................................      $190,474      94,664      $2.01             $5,627       95,509        $.06
                                                ========      ======      =====             =======      ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       528                                        330
  Vesting of performance shares...........                       375                                        376
  Conversion of 7 1/4% Convertible
    Subordinated Debentures...............         1,578         821                             -           -
                                                ________      ______                        _______      ______
Diluted EPS...............................      $192,052      96,388      $1.99             $5,627       96,215        $.06
                                                ========      ======      =====             ======       ======        ====
___________________________________________________________________________________________________________________________

1997
Basic EPS.................................      $229,825      94,764      $2.43             $8,761       94,994        $.09
                                                ========      ======      =====             ======       ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       646                                        785
  Vesting of performance shares...........                       357                                        372
  Conversion of 7 1/4% Convertible
    Subordinated Debentures...............         9,029       4,559                             - *         - *
                                                ________     _______                        _______      ______
Diluted EPS...............................      $238,854     100,326      $2.38             $8,761       96,151        $.09
                                                ========     =======      =====             =======      ======        ====
*Antidilutive.
___________________________________________________________________________________________________________________________

ITEM 1.   FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(12) In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for costs incurred in developing or procuring computer software for internal use. During April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs for start-up activities be expensed as incurred. The provisions of each SOP are effective beginning January 1, 1999. The adoptions of SOP 98-1 and SOP 98-5 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting standards for derivative instruments and for hedging activities. The provisions of SFAS No. 133 are effective beginning January 1, 2000. Management is continuing to review the provisions of SFAS No. 133 to assess its effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the low seasonal demand for gas during the summer months, sales and transportation revenues are lower during this period compared to the first and second quarters, and the third quarter results generally range from a loss to a small profit. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current nine-month period, available cash was used to partially fund additional investments in Argentina and Australia.

Due to the seasonality of the regulated subsidiaries' heating business, the balance sheet at the end of September customarily shows a significant decrease in accounts receivable from the balance at the end of the previous year. The balance of accounts receivable at September 30, 1998 is also lower due to the reclassification of certain amounts to "Net assets of discontinued operations" in 1998 and the sale of CNG Energy Services in the third quarter of 1998. Also, by September 30, gas inventories which had been withdrawn during the early part of the year have been substantially replenished for the forthcoming heating season.

As discussed in Note 8 to the consolidated financial statements, during October 1998 the Company sold $200 million of debentures. The proceeds from this transaction will be used for general corporate purposes, including reduction of short-term debt and funding of capital expenditures.

As discussed in Note 10 to the consolidated financial statements, in October 1998 CNG International received $100 million in connection with a term loan entered into by DBNGP Finance. The proceeds received were added to the treasury funds of the Company.

During the remainder of 1998, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained from internal cash generation and, if necessary, external financing. External financing could be obtained through the issuance of new debt and/or equity securities. In this regard, the Company's shelf registration with the SEC permits the sale of up to $338.3 million of debt or equity securities. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. The Company's short-term credit agreement totaling $775 million is available to support commercial paper borrowings. In addition, borrowings under the short-term credit agreement may be used to temporarily finance capital expenditures. This credit agreement is scheduled to expire on June 25, 1999. There were no amounts outstanding under this credit agreement at September 30, 1998.

In connection with this discussion of financial condition, reference is also made to Notes 3 through 10 to the consolidated financial statements.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     SYSTEM RESULTS

The Company reported net income for the first nine months of 1998 of $143.8 million, or $1.52 per share, compared with net income of $215.0 million, or $2.27 per share, in the first nine months of 1997. For the third quarter of 1998, the Company reported net income of $8.1 million, or 8 cents a share, compared with net income of $4.5 million, or 5 cents a share, in the prior year period. Earnings for both 1998 periods, however, reflect the Company's decision to discontinue its wholesale energy trading and marketing operations (see Note 4 to the consolidated financial statements, page 5). The Company recognized a loss on these discontinued operations in the first nine months of 1998 of $46.7 million, or 49 cents a share, compared to a loss of $14.8 million, or 16 cents a share, in the first nine months of 1997. During the third quarter of 1998, the Company recognized income from discontinued operations of $2.4 million, or 2 cents a share, compared to a loss of $4.2 million, or 4 cents a share, in the prior year quarter. The 1998 third quarter results reflect the closing of the sale of the Company's wholesale gas marketing business to Sempra Energy Trading and adjustments to reserves provided earlier in the year in connection with the decision to discontinue these operations.

Income from continuing operations in the first nine months of 1998 was $190.5 million, or $2.01 per share, compared to $229.8 million, or $2.43 per share, in the first nine months of 1997. Results from continuing operations for the first nine months of 1998 reflect warmer weather, lower average wellhead prices for gas and oil and lower gas production compared with the prior year period, partially mitigated by increased oil production and the resolution of certain regulatory contingencies. Weather in the Company's retail service territories in the first nine months of 1998 was 21.1% warmer than 1997 and 20.9% warmer than normal.

Income from continuing operations for the third quarter of 1998 was $5.7 million, or 6 cents a share, compared to $8.7 million, or 9 cents a share, in the prior year quarter. Results for the third quarter of 1998 reflect lower gas and oil wellhead prices and production partially offset by the favorable impact of higher income from international operations, cost containment efforts and the timing of the recognition of certain taxes by the distribution segment compared to the prior year quarter. The Company's distribution operations normally experience an operating loss in the third quarter because of low seasonal demand for gas in the summer months.

     OPERATING REVENUES

Regulated gas sales revenues decreased $342.0 million, to $952.3 million, in the first nine months of 1998 with sales volumes declining 47.1 billion cubic feet (Bcf), to 139.7 Bcf. Average sales rates and volumes declined during the first nine months of 1998 for each of the Company's major customer classes
 -- residential, commercial and industrial -- compared to the prior year period. Lower volumes were attributable to warmer weather during 1998. In the 1998 third quarter, regulated gas sales revenues decreased $22.1 million, to $132.7 million, as sales volumes decreased 3.3 Bcf, to 15.0 Bcf. The decrease in sales volumes during the third quarter reflects the impact of former residential sales customers who now purchase gas from other suppliers, including CNG Retail Services Corporation (CNG Retail).

In the first nine months of 1998, nonregulated gas sales revenues increased $40.3 million, to $345.8 million, with sales volumes increasing 16.8 Bcf, to
141.8 Bcf. Third quarter 1998 nonregulated gas sales revenues increased $6.4 million, to $106.4 million, as sales volumes increased 5.5 Bcf, to 48.2 Bcf. The increased sales volumes in both 1998 periods were due in large part to gas sales by CNG Retail.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gas transportation and storage revenues were $396.5 million in the first nine months of 1998 and $109.6 million in the third quarter, up $46.7 million and $9.5 million, respectively, from the comparable 1997 periods. These increases reflect gas transportation revenue increases of $40.3 million in the first nine months of 1998 and $6.6 million in the third quarter attributable largely to customers switching from sales to transportation service at certain of the distribution subsidiaries.

Other operating revenues decreased $28.2 million, to $258.4 million, in the first nine months of 1998 and decreased $33.3 million, to $74.8 million, in the third quarter. The decreases in both 1998 periods were due chiefly to lower revenues from oil production and trading activities as a result of declining oil prices in 1998.

     OPERATING EXPENSES

Operating expenses, excluding income taxes, declined $220.3 million in the first nine months of 1998 and $31.6 million in the third quarter. Total purchased gas expense declined $147.2 million in the first nine months and increased $17.4 million in the third quarter of 1998 compared to the prior year periods. The decline in the first nine months of 1998 was due primarily to lower average purchase prices, while decreased volume requirements in connection with warm weather in 1998 also contributed to the decrease. During the third quarter of 1998, increased volume requirements in connection with nonregulated gas sales more than offset lower average purchase prices. Liquids, capacity and other products purchased was lower in both 1998 periods, decreasing $41.1 million in the first nine months and $21.7 million in the third quarter. These declines were due to lower average purchase prices for oil traded by CNG Producing Company (CNG Producing) and reduced purchases of pipeline capacity by CNG Transmission. Combined operation and maintenance expense decreased $24.4 million in the first nine months and $16.4 million in the third quarter of 1998 due largely to lower maintenance, royalty and miscellaneous operating expenses. For the nine-month 1998 period, these declines were partially offset by higher production-related expenses. Depreciation and amortization (DD&A) expense increased $8.0 million in the first nine months of 1998 due primarily to higher plant investment. In the third quarter of 1998, DD&A expense decreased $3.0 million, reflecting declines in both gas and oil production. Taxes, other than income taxes, declined $15.6 million and $7.9 million in the first nine months and third quarter of 1998, respectively, due primarily to the timing of the recognition of certain taxes by the distribution segment.

Income taxes decreased $30.6 million in the first nine months of 1998 reflecting pretax income of $274.9 million in the period compared to pretax income of $344.8 million in 1997. In the third quarter, income taxes declined $6.8 million compared to 1997 due in part to lower pretax income in 1998.

     OTHER INCOME

Total other income increased $2.9 million, to $17.8 million, in the first nine months of 1998 and increased $3.9 million, to $8.9 million, in the third quarter. Interest revenues were up $1.1 million in the first nine months of 1998, due in part to the resolution of certain regulatory matters in the prior year, and were relatively unchanged in the third quarter compared to 1997. "Other-net" increased $1.8 million during the first nine months of 1998 and $4.1 million in the third quarter compared to the respective prior year periods. Increases in both 1998 periods were due largely to higher earnings recognized during the third quarter in connection with CNG International's equity investments. The increase in the nine-month period was partially offset by charges incurred related to the redemption of the Convertible Subordinated Debentures (see Note 6 to the consolidated financial statements, page 7).

     INTEREST CHARGES

Total interest charges increased $9.9 million and $5.7 million in the first nine months and third quarter of 1998, respectively. These increases were due primarily to interest on commercial paper borrowings and interest expense related to $300 million of debentures issued in the fourth quarter of 1997, partially offset by reduced interest expense in 1998 resulting from the redemption of the Convertible Subordinated Debentures.

In connection with the discussion of results of operations, reference is also made to Notes 2, 3, 4, 9 and 10 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DATA BY BUSINESS COMPONENTS

The following table sets forth certain data for the components of the Company's business.

_____________________________________________________________________________
                                          Nine Months to      Three Months to
                                           September 30        September 30
                                        __________________  ________________
                                          1998      1997*      1998     1997*
_____________________________________________________________________________
OPERATING INCOME BEFORE INCOME TAXES (In Millions)
Distribution......................      $  132.1  $  171.2  $ (20.0) $ (28.5)
Transmission......................         136.6     138.7     30.0     32.1
Exploration and production........          81.0     112.0     18.1     38.6
Other.............................           1.8      (4.5)      .1     (3.9)
Corporate and eliminations........          (7.4)    (10.4)    (2.7)    (4.8)
                                        ________  ________  _______  _______
  Total...........................      $  344.1  $  407.0  $  25.5  $  33.5
                                        ========  ========  =======  =======

OPERATING REVENUES (In Millions)
Distribution......................      $1,109.1  $1,409.0  $ 169.7  $ 184.2
Transmission......................         367.0     352.2    103.2    101.0
Exploration and production........         466.7     518.4    145.3    187.4
Other.............................         101.7      38.9     34.6     11.9
Corporate and eliminations........         (91.5)    (82.3)   (29.4)   (21.5)
                                        ________  ________  _______  _______
  Total...........................      $1,953.0  $2,236.2  $ 423.4  $ 463.0
                                        ========  ========  =======  =======

GAS SALES (In Bcf)
Distribution......................         139.9     186.8     15.0     18.3
Exploration and production........         120.8     123.8     40.6     42.8
Other.............................          28.3       2.8     11.7       .4
Eliminations......................          (7.5)     (1.6)    (4.1)     (.5)
                                        ________  ________  _______  _______
  Total sales.....................         281.5     311.8     63.2     61.0
                                        ========  ========  =======  =======

GAS TRANSPORTATION (In Bcf)
Distribution......................         141.9     133.5     36.8     34.9
Transmission......................         439.9     521.3    104.5    110.9
Exploration and production........            .4        .6       .1       .1
Eliminations......................        (122.5)   (131.1)   (32.6)   (25.8)
                                        ________  ________  _______  _______
  Total transportation............         459.7     524.3    108.8    120.1
                                        ========  ========  =======  =======
_____________________________________________________________________________
* Certain amounts have been reclassified due to the energy marketing services operations being reported as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $132.1 million in the first nine months of 1998, compared to $171.2 million in the first nine months of 1997. Distribution throughput in the first nine months of 1998 declined 12%, to 281.8 Bcf. Results for the first nine months of 1998 reflect weather that was 20.9% warmer than normal and 21.1% warmer than the first nine months of 1997. Lower operation and maintenance expenses and the timing of the recognition of certain taxes in the first nine months of 1998 partially mitigated the impact of the warm winter weather.

Residential gas sales volumes declined 35.6 Bcf in the first nine months of 1998 to 106.4 Bcf. The distribution operations transported 8.7 Bcf of gas in the first nine months of 1998 on behalf of former residential sales customers who now purchase gas from other suppliers, including CNG Retail, compared to
 .5 Bcf in 1997. Sales to commercial customers declined 10.4 Bcf to 31.1 Bcf while volumes transported to these customers increased .3 Bcf to 29.5 Bcf.
Total deliveries to industrial customers decreased .3 Bcf, to 100.8 Bcf, compared with the prior year. Industrial transport volumes were up 1.0 Bcf to
99.0 Bcf, while sales volumes declined 1.3 Bcf to 1.8 Bcf. Off-system transport volumes were down 1.1 Bcf in the first nine months of 1998, to 4.7 Bcf.

In the third quarter of 1998, the distribution operations reported an operating loss before income taxes of $20.0 million, compared to an operating loss before income taxes of $28.5 million in the 1997 third quarter. Lower operating costs and the timing of the recognition of certain taxes in 1998 contributed to the improved third quarter results. Residential gas sales volumes of 10.6 Bcf were down 3.0 Bcf compared to the 1997 third quarter. Gas transported on behalf of former residential sales customers totaled 1.1 Bcf in the third quarter of 1998, up .7 Bcf from the 1997 quarter. Commercial sales volumes were down
 .1 Bcf, to 4.1 Bcf, while gas transported to these customers was 4.6 Bcf, up .7 Bcf. Deliveries to industrial customers increased .1 Bcf reflecting an increase in transport volumes of .3 Bcf partially offset by a decline in sales volumes of .2 Bcf.

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the first nine months of 1998 was $136.6 million, down $2.1 million from $138.7 million in the 1997 period. In the third quarter of 1998, operating income before income taxes was $30.0 million, a decrease of $2.1 million from 1997. Operating income for the first nine months of 1998 reflects the favorable resolution of certain regulatory contingencies during the second quarter.

Transmission throughput decreased 81.4 Bcf in the first nine months of 1998, to 439.9 Bcf, due largely to warmer weather in the northeast, and declined
6.4 Bcf in the 1998 third quarter.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $81.0 million in the first nine months of 1998, compared to $112.0 million in the first nine months of 1997. Results for the first nine months of 1998 reflect the impact of lower average gas and oil wellhead prices and lower gas production, partially offset by higher oil production. In the 1998 third quarter, operating income before income taxes was $18.1 million, down from $38.6 million in 1997. Third quarter 1998 results reflect declines in gas and oil production due in large part to four hurricanes and tropical storms that forced temporary shutdowns of oil and natural gas wells in the Gulf of Mexico, and lower average gas and oil wellhead prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's average gas wellhead price was $2.29 per thousand cubic feet
(Mcf) in the first nine months of 1998, 10 cents per Mcf lower than the comparable 1997 period but still favorable in comparison with industry-wide prices in 1998. In the third quarter, the average gas price was $2.05 per Mcf, down from $2.27 in the third quarter of 1997. Gas production in the first nine months of 1998 was 113.5 Bcf, down 3.4 Bcf from 1997. Third quarter gas production was 36.6 Bcf, down 4.8 Bcf from 1997. The Company's average oil wellhead price was $12.18 per barrel in the first nine months of 1998, down from $16.21 per barrel in the prior year period. The average oil wellhead price for the third quarter of 1998 was $11.26 per barrel compared to $16.00 per barrel in 1997. The decline in oil prices for both 1998 periods is consistent with the worldwide trend in prices during the year. Oil production in the first nine months of 1998 was 5.8 million barrels, up 9% from 5.3 million barrels in 1997 due largely to Neptune, a deep-water project in the Gulf of Mexico which began production in March 1997. Third quarter 1998 oil production was 1.8 million barrels, down from 2.3 million barrels in 1997.

     OTHER

Operating income before income taxes for "Other" increased $6.3 million and $4.0 million in the first nine months and third quarter of 1998, respectively, compared to the prior year periods. The increases in both 1998 periods reflect higher operating income at CNG Retail and CNG Field Services Company (formerly CNG Storage Service Company).


SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended September 30, 1998 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $2,893,985
Operating expenses.....................................              2,390,271
    Operating income before income taxes...............                503,714
Income taxes...........................................                125,700
Other income...........................................                 15,332
Interest charges.......................................                113,789
Income from continuing operations......................                279,557
Discontinued operations................................                (46,441)
    Net income.........................................             $  233,116
    Earnings per share of common stock -- basic........                  $2.46*
    Earnings per share of common stock -- diluted......                  $2.44*
Times fixed charges earned.............................                   4.03
______________________________________________________________________________
*Includes loss from discontinued operations of $.49 per share - basic ($.48 per share - diluted).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER INFORMATION

     YEAR 2000 TECHNOLOGY ISSUE

Similar to all business entities, the Company will be impacted by the inability of some computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention.

In the early 1990s, the Company identified business systems in need of technology updates to successfully adapt to changes in the business climate and the emerging competitive marketplace. These changes required the Company to move toward common, integrated systems and computing platforms. Accordingly, many systems representing older technology, which were not year 2000 ready, were targeted for replacement. This plan is being executed through major initiatives such as a company-wide implementation of Oracle Financial Applications, the development of a new revenue and customer information system for the distribution subsidiaries called "CAMP," and the development and implementation of applications for gas control management and asset and facilities mapping. Through these initiatives over 75 application systems, including associated technical infrastructure, are being replaced.

In 1997, the Company formalized its approach to year 2000 issues with the creation of a Year 2000 Project Office (Project Office) at the corporate level to coordinate company-wide year 2000 activities. All of the Company's operating subsidiaries are participating in this effort under the direction of the Project Office.

The Company is addressing year 2000 issues via a systematic methodology that mitigates risk and incorporates a thorough due diligence process. This strategy recognizes that there is no standardized or sanctioned definition of "year 2000 compliance" as its meaning varies broadly depending on the
industry, component, vendor, and/or device.   The Company's strategy
prioritizes the critical areas of the business to eliminate any potential impact on safety, and to mitigate or eliminate any adverse effect on revenues, assets, customer service and the environment that may result from the date change event.

PROJECT DESCRIPTION AND ACTIVITIES
The major areas of focus of the Company's year 2000 efforts include application systems, process control components, technical infrastructure, physical infrastructure, and business partner and vendor relationships. These project areas are summarized below:

APPLICATION SYSTEMS. Application systems encompass all automated systems, including those developed internally and those purchased from vendors. These systems include traditional business applications, as well as operations and engineering applications.

PROCESS CONTROL COMPONENTS (EMBEDDED TECHNOLOGY). Process control devices automate certain production, transportation and delivery functions in connection with natural gas, oil and liquids. These devices, such as flow computers and pressure regulators, generally include embedded computer technology.

TECHNICAL INFRASTRUCTURE. This category represents the underlying technical architecture which supports the Company's application systems, e-mail, and similar infrastructure. This infrastructure includes mainframe hardware and software, application servers, local and wide area networks, desktop personal computers and telecommunications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PHYSICAL INFRASTRUCTURE. This category represents the Company's physical plant, including office buildings. Building infrastructure such as elevators, HVAC systems, security and fire alarm systems are examples of components included in this category.

BUSINESS PARTNER AND VENDOR RELATIONSHIPS. This area involves analysis of critical business partner and vendor relationships and third party commitment to addressing year 2000 issues via discussion, contract reviews and additional detailed assessment as considered necessary.

For each of the areas described above, the Company employs a five-phase process methodology as follows:

     (1) INVENTORY: In this phase, the Company compiles comprehensive inventories of each of the major project areas.

     (2) ASSESSMENT AND ANALYSIS: This phase is performed to determine the extent to which year 2000 issues exist in any of the inventoried areas and, if so, whether the issue is controllable (can be remedied by the Company) or non-controllable (is dependent upon vendor representation and/or remediation and can only be tested by the Company).

     (3) REPAIR AND REPLACEMENT: Renovations, replacements, and upgrades are made during this phase to remedy year 2000 issues.

     (4) TESTING: During this phase, independent testing is performed to ensure year 2000 issues have been mitigated.

     (5) CONTINGENCY PLANNING: This phase involves developing contingency plans for critical business processes and strategic business partner and vendor relationships if repair and/or renovation activities are either unsuccessful or are not expected to be completed in a timely manner. For critical areas, this activity is vital to ensure that all potential year 2000 issues which are not identified and corrected in the normal course of due diligence are addressed through contingency planning.

The Company utilizes a multi-vendor strategy to maximize the effectiveness of its year 2000 efforts. The Company's primary external consultants include Compuware Inc. (analysis and renovation of mainframe and client/server application systems, tools for testing of application systems and professional services for application systems test planning) and Keane, Inc. (process control component analysis, test planning and execution, operations and engineering application systems inventory and analysis, risk assessment and contingency planning).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROJECT STATUS
The following summarizes the Company's progress in the major project areas through October 30, 1998:

                                           PHASE
                                                                              Contingency
PROJECT AREA     Inventory      Assessment     Repair/       Testing          Planning
                                               Replace
APPLICATION
SYSTEMS           Complete      Complete      In progress    In progress      In progress

PROCESS CONTROL
COMPONENTS        Complete      Complete      In progress    In progress      In progress

TECHNICAL
INFRASTRUCTURE    Complete      Complete      In progress    In progress      In progress

PHYSICAL
INFRASTRUCTURE    In progress   In progress   In planning    In planning      In planning

BUSINESS          Ongoing       Ongoing       Not            Not              In progress
PARTNERS AND      process       process       applicable     applicable
SUPPLIERS

APPLICATION SYSTEMS. During the assessment phase, approximately 80 application systems were identified requiring some degree of repair or replacement. However, the Company's actions to upgrade to newer, more functional versions of vendor software have mitigated many existing year 2000 issues. These upgrade activities will continue through mid-1999. Repair and replacement activities for internally developed application systems began in March 1998 and are approximately 60% complete. Such renovation activities are expected to be substantially complete by the end of 1998, with testing continuing into 1999. Reference is made to "Risks," page 19, for information on the status of CAMP.

PROCESS CONTROL COMPONENTS. For process control components inventoried by the Company, approximately 43% are not date sensitive, and therefore are not affected by year 2000 issues. For date sensitive components, the Company estimates a year 2000 failure rate of approximately 10% to 12%. Replacement of affected components will continue through early 1999, while testing of components believed to be year 2000 ready is in progress and approximately 10% complete.

TECHNICAL INFRASTRUCTURE. Technical infrastructure has been analyzed directly with vendors and via the use of an external vendor research database service. This information is being used to guide year 2000 upgrades of infrastructure as necessary. Repair, replacement and testing activities are approximately 55% complete for all categories of technical infrastructure. However, efforts in the critical area of application servers are 81% complete. The Company plans to complete a substantial portion of year 2000 upgrades by the end of 1998, with testing continuing into 1999.

The Company is developing plans to determine the status of year 2000 readiness of its desktop personal computers. However, updated desktop infrastructure is being deployed that is year 2000 ready concurrent with the implementation of many new application systems described above. The Company plans to confirm year 2000 readiness of this infrastructure via testing, which is expected to be completed by mid-1999.

PHYSICAL INFRASTRUCTURE. The Company is in the process of inventorying physical infrastructure components that may be subject to year 2000 problems. Critical physical infrastructure components that are related to process control have been inventoried and assessed in the process control area of the project. The inventory and analysis phases for remaining physical infrastructure should continue through year-end 1998, after which repair activity will begin. Where facilities are leased, the Company is identifying and working with building managers/lessors to ensure they are actively addressing the year 2000 issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BUSINESS PARTNER AND VENDOR RELATIONSHIPS. Strategic business partner and vendor relationships have been given priority in the inventory phase, and assessment has begun via questionnaires and interviews. The Company will continue to prioritize, identify and assess business partner and vendor relationships until significant areas of risk have been identified and mitigated, and is also preparing contingency plans in the event mitigation efforts are not successful. The Company plans to inventory all significant relationships by the end of 1998, including the year 2000 status of operations in Argentina and Australia in which the Company has equity investments.

COSTS
Based upon project status as described above, the Company expects to spend a total of approximately $22.6 million in connection with its Project Office efforts, its use of external consultants and the remediation of affected application systems. This estimate includes approximately $6.8 million of capitalized costs for hardware and software used (or expected to be used) in the testing phase, and for application system and technical infrastructure replacements. This estimate excludes costs incurred or expected to be incurred in connection with the development and installation of major new application systems which are expected to be year 2000 ready. Also, this estimate does not include the Company's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. As of September 30, 1998, the Company has incurred costs totaling $3.4 million (of which $1.0 million has been capitalized) in connection with its year 2000 efforts.

RISKS
Continuing difficulties and delays in the development of CAMP for use by the distribution subsidiaries have caused the Company to invoke a contingency plan which involves renovation of the current revenue application system and 20 related application systems to make such systems year 2000 ready. These current systems collectively address the business processes which were to be handled by CAMP. Actions under this contingency plan began in August 1998 with implementation, including testing, scheduled to be completed by August 1999. The estimate of $22.6 million referred to above includes approximately $5.0 million of costs in connection with this CAMP contingency plan. Concurrent with this effort, the Company is continuing the development of CAMP and has capitalized $47.2 million related to this project as of September 30, 1998. The CAMP core software is a licensed product of the Company's independent accountants, PricewaterhouseCoopers LLP (PwC), and PwC is the primary information systems consultant on this project. Under a worst case scenario, the current revenue application systems would not be year 2000 ready by the end of 1999 and CAMP would not be successfully implemented and year 2000 ready. Therefore, a secondary contingency plan to outsource certain billing processes is also under development.

If a material year 2000 problem is not corrected in a timely manner, an interruption in, or a failure of, certain normal business activities or operations of the Company could occur. Such instances could materially and adversely affect the Company's financial position, cash flows and/or results of operations. Due to the uncertainty inherent in the year 2000 issue, including the uncertainty of year 2000 readiness of third party vendors, business partners and customers, the Company cannot determine at this time whether the consequences of any year 2000 failures will have a material impact on its financial position, cash flows or results of operations. However, the Company's Project Office activities and the implementation of new application systems are expected to reduce the risk of a material year 2000 failure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

     STATE REGULATORY MATTERS

As previously reported, on July 28, 1998, the Public Service Commission of West Virginia approved a settlement agreement filed by Hope Gas, Inc. (Hope Gas) in connection with its January 5, 1998 general rate filing. The new rates become effective November 1, 1998. Under the settlement, Hope Gas is not permitted to request an increase in rates prior to January 1, 2002, nor is it obligated to file for new rates after that date. The approved settlement agreement grants Hope Gas a combined $6.5 million annual revenue increase for both base rates and gas costs. Hope Gas had originally proposed a $14.5 million annual increase in revenues.

     INTERNATIONAL ACTIVITIES

Reference is made to Notes 9 and 10 to the consolidated financial statements, page 7, regarding the Company's investments in Argentina and Australia.

     EXPLORATION AND PRODUCTION

CNG Producing, acting alone or with partners, was the high bidder on seven tracts offered at the federal government's August 26, 1998 Gulf of Mexico lease sale. The Company's bids totaled $5.7 million for the properties, four of which are located in deepwater areas of the Gulf of Mexico. The Company's working interests in the deepwater properties would range from 20% to 60% each, while working interests in the other three properties would be 100% each. The government has accepted the Company's bids on six of the tracts and the Company is awaiting a decision on the remaining tract.

On November 9, 1998, CNG Producing announced that a consortium of which it is a member made a deepwater natural gas discovery at the North Marlin Prospect at Viosca Knoll Block 827 in the Gulf of Mexico. The well will be drilled deeper to assess the field's potential. Shell Deepwater Development, Inc. has a 35% working interest in the field and is the operator, while CNG Producing holds a 35% working interest and Murphy Exploration and Production Company holds a 30% interest.

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning capital expenditures, earnings, risk management, litigation, the year 2000 technology issues and costs, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

Risks in connection with the Company's year 2000 efforts include the Company's ability to successfully identify, correct and test, in a timely manner, potential year 2000 problems which could have a significant impact on specific business functions or processes, and the ability of third party vendors, business partners and customers to ensure year 2000 readiness of their systems and business operations.

                                                     **********
In connection with the financial information included in PART I of this report, reference is made to the Company's 1997 Form 10-K, including Exhibit 99 there to, and its quarterly reports to the SEC on Form 10-Q for the quarters ended March 31 and June 30, 1998.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the third quarter of 1998, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1997 Form 10-K or in any earlier Form 10-Q for 1998 as then pending.

Reference is made to "STATE REGULATORY MATTERS," page 20, for a description of certain regulatory proceedings.

ITEM 2.   CHANGES IN SECURITIES
(a)     None.
(b) Limitations on the payment of dividends by the Company are set forth in Note 7 to the consolidated financial statements, page 7, and reference is made thereto.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.   OTHER INFORMATION
None, other than as described below.

The SEC has amended Rule 14a-4(c) under the Securities Exchange Act of 1934 (the "1934 Act") which governs the Company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in the Company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. Therefore, in the event a shareholder does not notify the Company by January 19, 1999, of an intent to present such a proposal at the Company's 1999 annual meeting, the Company's management proxies will have the right to exercise their discretionary authority in connection with the matter submitted by the shareholder, without discussion of the matter in the proxy statement.

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K - None


EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share --  Basic, and Earnings
        Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1998 and 1997

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1998

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

November 12, 1998

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings
        Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1998 and 1997 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1998 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________