Form 10-K405
period 1998-12-31
CONSOLIDATED NATURAL GAS CO
filed 1999-03-15
CIK 23738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of
                                      1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

Debentures:
       6%  Debentures Due October 15, 2010                        New York Stock Exchange
     6.8%  Debentures Due December 15, 2027                       New York Stock Exchange
   6 5/8%  Debentures Due December 1, 2008                        New York Stock Exchange
   6 7/8%  Debentures Due October 15, 2026                        New York Stock Exchange
   7 3/8%  Debentures Due April 1, 2005                           New York Stock Exchange
   6 5/8%  Debentures Due December 1, 2013                        New York Stock Exchange
   5 3/4%  Debentures Due August 1, 2003                          New York Stock Exchange
   8 3/4%  Debentures Due June 1, 1999                            New York Stock Exchange
   8 3/4%  Debentures Due October 1, 2019                         New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $4,898,623,041 as of January 31, 1999. It was assumed in this calculation that the registrant's affiliates are all of its directors and/or officers, and they beneficially owned 278,755 shares of voting stock at that date.

     Shares of Common Stock, $2.75 Par Value, outstanding at January 31, 1999:
95,397,649.

     The registrant's "Notice of Annual Meeting and Proxy Statement, 1999" and Appendix I thereto are hereby incorporated by reference into Parts I, II, III and IV of this Form 10-K.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1998

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I
  ITEM 1.        BUSINESS
                 Recent Developments.........................................    1
                 Forward-Looking Information.................................    1
                 The Company.................................................    1
                 Governmental Regulation.....................................    3
                 Capital Expenditures........................................    4
                 Competitive Conditions......................................    4
                 Gas Supply..................................................    8
                 Gas Sales and Transportation................................   11
                 Gas Sales, Supply, Transportation and Storage Statistics....   12
                 Market Expansion............................................   13
                 Rate Matters................................................   14
                 Executive Officers of the Company...........................   15
  ITEM 2.        PROPERTIES
                 General Information on Facilities...........................   16
                 Map--Principal Facilities...................................   17
                 Map--Exploration and Production Areas.......................   18
                 Gas and Oil Producing Activities............................   19
  ITEM 3.        LEGAL PROCEEDINGS...........................................   21
  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   21

PART II
  ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS....................................   21
  ITEM 6.        SELECTED FINANCIAL DATA.....................................   21
  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS..............................   21
  ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK...................................................   21
  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21
  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE...............................   22

PART III
  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............   22
  ITEM 11.       EXECUTIVE COMPENSATION......................................   22
  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.............................................   22
  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   22

PART IV
  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                      8-K....................................................   22

SIGNATURES ..................................................................   27

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1998

                                     PART I

ITEM 1.     BUSINESS

RECENT DEVELOPMENTS

On February 22, 1999, Consolidated Natural Gas Company (the Company) and Dominion Resources, Inc. (DRI) announced that a definitive merger agreement (merger agreement) was approved by the boards of directors of both companies. Under the terms of the merger agreement, DRI will acquire all of the Company's shares of common stock in a stock-for-stock transaction. Pursuant to the merger agreement, each share of the Company's common stock will be converted into 1.52 shares of DRI common stock. The transaction is conditioned, among other things, upon approvals of shareholders of both companies, opinions of independent accountants that the transaction will be treated as a pooling of interests for accounting purposes, approvals of various federal regulatory agencies and the completion of regulatory processes in states where the combined company will operate. DRI is a holding company with businesses in regulated and competitive electric power, natural gas and oil development and selected financial services. DRI's principal business subsidiary is Virginia Electric and Power Company, a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy in Virginia and northeastern North Carolina.

Further information is hereby incorporated by reference to (i) the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the Securities and Exchange Commission
(SEC) pursuant to Regulation 14A and included as Exhibit 99 to this Annual Report on Form 10-K (Form 10-K) (Reference is made thereto as follows: Note 19, page 52) and (ii) the Company's Current Report on Form 8-K filed on March 1, 1999, including the merger agreement and press release filed as exhibits thereto.

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-K for the Company are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning the Company's proposed merger with DRI, capital expenditures, earnings, risk management, litigation, the year 2000 technology issues and costs, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting and reporting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

THE COMPANY

Consolidated Natural Gas Company is a Delaware corporation organized on July 21, 1942, and a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). It is engaged solely in the business of owning and holding all of the outstanding equity securities of nineteen directly owned subsidiary companies.

The Parent Company and subsidiaries at December 31, 1998, are listed below. In addition to operating in all phases of the natural gas business, the Company explores for and produces oil and provides a variety of retail energy marketing services. At December 31, 1998, the Company had 6,224 regular employees.

----------------------------------------------------------------------------
                                                                 State of
                      Name of Company                         Incorporation
----------------------------------------------------------------------------
CONSOLIDATED NATURAL GAS COMPANY (Parent Company)...........     Delaware
All wholly owned subsidiaries of the Parent Company:
  Consolidated Natural Gas Service Company, Inc. (Service
     Company)...............................................     Delaware
  The East Ohio Gas Company (East Ohio Gas).................       Ohio
  The Peoples Natural Gas Company (Peoples Natural Gas).....   Pennsylvania
  Virginia Natural Gas, Inc. (Virginia Natural Gas).........     Virginia
  Hope Gas, Inc. (Hope Gas).................................  West Virginia
  CNG Transmission Corporation (CNG Transmission)...........     Delaware
  CNG Producing Company (CNG Producing).....................     Delaware
  CNG Main Pass Gas Gathering Corporation (CNG Main Pass)...     Delaware
  CNG Oil Gathering Corporation (CNG Oil Gathering).........     Delaware
  CNG International Corporation (CNG International).........     Delaware
  CNG Retail Services Corporation (CNG Retail)..............     Delaware
  CNG Products and Services, Inc. (CNG Products and
     Services)..............................................     Delaware
  CNG Power Company (CNG Power).............................     Delaware
  CNG Field Services Company (CNG Field Services)...........     Delaware
  CNG Power Services Corporation (CNG Power Services).......     Delaware
  Consolidated System LNG Company (Consolidated LNG)........     Delaware
  CNG Research Company (CNG Research).......................     Delaware
  CNG Coal Company (CNG Coal)...............................     Delaware
  CNG Financial Services, Inc. (CNG Financial)..............     Delaware
----------------------------------------------------------------------------

The principal cities served at retail by the gas distribution subsidiaries (East Ohio Gas, Peoples Natural Gas, Virginia Natural Gas and Hope Gas) are:
Cleveland, Akron, Youngstown, Canton, Warren, Lima, Ashtabula and Marietta in Ohio; Pittsburgh (a portion), Altoona and Johnstown in Pennsylvania; Norfolk, Newport News, Virginia Beach, Chesapeake, Hampton and Williamsburg in Virginia; and Clarksburg and Parkersburg in West Virginia. At December 31, 1998, the Company served at retail approximately 1,886,000 residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania, Virginia and West Virginia. Variations in weather conditions can materially affect the volume of gas delivered by the distribution subsidiaries, as 98 percent of their residential and commercial customers use gas for space heating.

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

CNG Main Pass holds a 13.6% interest in Dauphin Island Gathering Partners, a partnership which operates a gas gathering pipeline system in the Main Pass area of the Gulf of Mexico.

CNG Oil Gathering holds a 33.3% general partnership interest in Main Pass Oil Gathering Company which operates an oil gathering pipeline system in the Main Pass and Viosca Knoll areas of the Gulf of Mexico.

CNG International engages in energy-related activities primarily through utilities and pipeline companies outside of the United States (see "International Activities," page 13).

CNG Retail was created in 1997 to market natural gas, electricity and related products and services to residential, commercial and small industrial customers.

CNG Products and Services provides energy-related services to customers of the Company's local distribution subsidiaries and others.

CNG Power, via CNG Market Center Services, Inc., holds a 50% general partnership interest in the CNG/Sabine Center gas marketing hub.

CNG Field Services (formerly CNG Storage Service Company) provides natural gas storage facilities and services and other activities of a full service gas storage business. During 1998, CNG Field Services also engaged in activities related to Appalachian area natural gas supply, including the administration of supply contracts transferred from CNG Energy Services Corporation (CNG Energy Services), a former subsidiary of the Company (see "Discontinued Operations," page 5).

Service Company is a subsidiary service company authorized by the SEC under the PUHCA. It advises and assists the other subsidiary companies on administrative and technical matters and manages centralized activities and facilities for their benefit. It also provides services to the Parent Company.

CNG Power Services is a power marketing subsidiary which has FERC approval to purchase and sell electricity at market-based prices. The Company exited the power marketing business during 1998 (see "Discontinued Operations," page 5).

Consolidated LNG ended its involvement in liquefied natural gas operations in 1982 and, as of February 28, 1998, had recovered its undepreciated investment in related facilities, plus carrying charges and taxes, through a FERC-approved amortization surcharge.

CNG Research administers proprietary research activities. Amounts spent on research activities in the calendar years 1996 through 1998 by all the subsidiaries were not material.

CNG Coal formerly owned coal reserves and a related plant site, which were sold in 1996.

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

CNG Transmission and Consolidated LNG are "natural-gas companies" subject to the Natural Gas Act of 1938, as amended. CNG Transmission's interstate transportation and storage activities are regulated under such Act and are conducted in accordance with tariffs and service agreements on file with the FERC. CNG Power Services and CNG Retail, public utilities as defined by section 201 of the Federal Power Act, are also subject to limited FERC regulation. The distribution subsidiaries are subject to regulation by the respective utility commissions in the states within which they operate. Additionally, CNG Retail is classified as a public utility in Pennsylvania for the limited purpose of its participation in the Pennsylvania electric retail access programs.

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

CAPITAL EXPENDITURES

The current capital spending program for 1999 is estimated at $524.5 million, a 31% decrease compared with total capital spending in 1998. The estimated 1999 budget has been allocated as follows: exploration and production, $337.0 million; distribution, $128.4 million; transmission, $51.3 million; and corporate and other, $7.8 million. The decreased level of capital expenditures planned for 1999 anticipates lower spending for international projects, which will be evaluated on a case-by-case basis. Exploration and production operations reflect increased spending on deep-water projects and increased conventional onshore and offshore drilling. Transmission and distribution operations expenditures will primarily be limited to spending for enhancements and improvements in the pipeline system and related facilities. The "corporate and other" category includes expenditures to upgrade information systems technology. The capital budget will be reviewed during the year and is subject to revision.

COMPETITIVE CONDITIONS

Various regulatory and market trends have combined to increase competition for the Company in recent years, and for the energy industry in general. The factors affecting the Company include: federal and state regulatory efforts, such as the FERC's various initiatives to increase competition in both the gas and electric industries; the overall availability of energy nationwide at relatively low prices; competition from producers and other sellers and brokers of gas for the retail and wholesale markets; expansion of competition among distribution companies for industrial and commercial customers; competition with existing and proposed pipelines and projects to import gas from Canada and other foreign countries; and competition with other energy forms, such as electricity, fuel oil and coal.

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

     DISCONTINUED OPERATIONS

During April 1998, management approved a plan to discontinue the Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. On July 31, 1998, the sale of the capital stock of CNG Energy Services to Sempra Energy Trading, a subsidiary of Sempra Energy, was finalized. Included in the transaction were contracts for the purchase and sale of natural gas as well as rights to natural gas pipeline and storage capacity, mainly in the Northeast and Mid-Atlantic regions, and related working capital. Proceeds of $37.4 million were received from the sale of the stock, as adjusted for working capital items. The Company's transition out of the wholesale gas business was substantially complete at December 31, 1998.

     GAS AND ELECTRIC INDUSTRY DEVELOPMENTS

Gas industry competition at the retail level is receiving increased attention from both regulators and legislators. Governments in three of the states in which the Company operates distribution subsidiaries have enacted or considered legislation regarding deregulation of natural gas at the retail level. In Ohio, a 1996 law established customer choice as a state policy in the supply of natural gas services. Implementation of the law, which allows retail customers to obtain gas from an array of suppliers, is under way. In Pennsylvania, pending legislation would unbundle gas utility merchant functions and permit the Pennsylvania Public Utility Commission to certify marketers, in addition to gas utilities, as suppliers of last resort, creating competition in a traditional gas utility function. Most recently, Virginia has begun to consider gas unbundling legislation.

In addition to restructuring of the gas industry, the emerging unbundling of services provided by electric utilities is leading toward the convergence of the two industries to create one overall, highly competitive marketplace for a customer's total energy needs. Regulators and legislators at the federal level and in many states are considering, or are already implementing, initiatives to promote increased competition in the electric industry. A major development was the issuance in 1996 of FERC Orders 888 and 889. By requiring open access to the national electric transmission grid, Order 888 fosters increased competition in both the generation of electricity and the supply of bulk power to major wholesale customers. The companion order, Order 889, addresses the timing, information access and other administrative details associated with the FERC deregulation initiative. Congress also is considering legislation intended to facilitate the move to competition in the electric industry.

Although progress status varies, pro-competition electric legislation is at least under consideration in many states. In Ohio, leaders of the General Assembly have predicted passage in 1999 of a bill to assure customer choice. In Pennsylvania, the 1996 Electric Generation Customer Choice and Competition Act required the transition to a competitive retail electric market to begin in January 1999, with full competition by 2001. In Virginia, the General Assembly has passed a restructuring bill which would, if approved by the Governor, phase in retail competition starting on January 1, 2002. Regulators and legislators in West Virginia are also debating issues related to electric industry restructuring.

Reflecting the evolution to a more competitive energy environment, the pace and size of business combinations among natural gas and electric utilities has increased in recent years (see "Recent Developments," page 1, regarding the Company's proposed merger with DRI). These business combinations have generally been initiated to provide benefits from economies of scale, to reduce costs by the elimination of duplicate facilities and processes, and to improve the strategic and competitive position of the surviving entity.

Recent and pending regulatory actions may serve to further facilitate more business combinations in the energy industry. The FERC has streamlined its regulatory review process regarding pending mergers. In addition, Congress has considered legislation to conditionally repeal the PUHCA, to which the Company is subject (see "Governmental Regulation," page 3).

To focus the distribution and transmission operations on being more responsive to customer needs and to enable them to more effectively seize growth opportunities in the competitive marketplace, the Company announced a significant reorganization of the management structure of its regulated businesses in December 1998. The new structure brings all five regulated subsidiaries--CNG Transmission, East Ohio Gas, Peoples Natural Gas, Virginia Natural Gas and Hope Gas--under the leadership of a single management team. This new team will manage by business process rather than by company. However, all five companies will remain separate legal entities and will retain their names.

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

The Clean Air Act may also provide opportunities for increased throughput in the Company's distribution markets. The Company is promoting the use of natural gas as a means for industrial customers and electric generators to reduce emissions. The Clean Air Act and the Energy Policy Act of 1992 contain a number of provisions relating to the use of alternative fuel vehicles. The Company is participating in various programs to demonstrate the advantages and environmental benefits of natural gas powered vehicles.

Competition in the markets served by the distribution subsidiaries continues to increase. As the gas industry has restructured and government regulations have changed, a marketplace has evolved with new and traditional competitors--the usual oil and electric companies, other gas companies, producers seeking to gain direct access to the Company's customers, and gas brokers and dealers seeking to supplant supplies with spot market gas. Natural gas faces price competition with other energy forms, and certain of the distribution companies' industrial customers have the ability to switch to fuel oil or coal if desired. In addition, competition is increasing among local distribution companies to provide gas sales and transportation services to commercial and residential customers (see "Retail Unbundling," page 13). Currently, local distribution companies operate in what are essentially dual markets--a traditional utility market, where a utility has an obligation to provide service and offers a "bundled" package of services to all customers; and a "contract" market, where obligations are defined by contract terms. In the latter market, large customers can elect individually or in various combinations whatever gas supplies, storage and/or transportation services they require. The Company has responded to this competitive environment by offering a variety of firm and interruptible services, including gas transportation, storage, supply pooling and balancing, and brokering, to industrial and commercial customers. Also, residential customers in certain of the Company's service territories can choose an alternative source of gas supply, including CNG Retail, with the distribution subsidiaries continuing to provide the transportation service to the customers.

     TRANSMISSION

CNG Transmission operates a regional interstate pipeline system with the principal pipeline and storage facilities located in Ohio, Pennsylvania, West Virginia and New York. CNG Transmission offers gas transportation, storage and related services to its affiliates, as well as to utilities and end users in the Northeast, Mid-Atlantic and Midwest regions of the country.

The changing regulatory environment has provided CNG Transmission and other pipeline companies with a number of opportunities for expansion. CNG Transmission has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast (see "Market Expansion," page 13). CNG Transmission's large underground storage capacity and the location of its gridlike pipeline system as a link between the country's major gas pipelines and large markets on the East Coast have been key factors in the success of these expansion efforts. The Company's pipelines are part of an interconnected gas transmission system which will continue to enable retail end users to take advantage of the accessibility of supplies nationwide as gas utilities unbundle services at the retail level (see "Gas and Electric Industry Developments," page 5 and "Retail Unbundling," page 13).

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

From the production perspective, the marketing of gas and oil is highly competitive with price being the most significant factor. Gas producers throughout the industry, including CNG Producing, face a diverse and active market with purchasers seeking to balance the advantage of lower-cost spot market supplies with the security of higher-priced, longer-term contracts. The growth of gas and energy marketing firms has added to the competition for CNG Producing. When the economics warrant, the Company attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of the Company's gas production. Further, the deliverability of gas produced is influenced by competition for downstream pipeline transportation capacity. The Company continues to develop marketing strategies, contracts and arrangements to address customer needs for intermediate and long-term gas supplies as well as swing, peaking and other energy services. In addition, in the ordinary course of business, CNG Producing participates in price risk management activities to manage exposure to price risk in connection with the production and sale of natural gas and oil.

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

Regulatory actions, economic factors, and changes in customers and their preferences continue to reshape the Company's gas sales markets. A significant number of industrial and commercial customers and a growing number of residential customers currently purchase a large portion of their gas supplies from producers, marketers, or on the spot market, and contract with the transmission and/or distribution subsidiaries for transportation and other services. Since these customers are less reliant on the distribution subsidiaries for sales service, the volume of gas that these subsidiaries must obtain to meet sales requirements has been reduced. This trend is likely to continue as the state regulators continue unbundling services at the retail level. The distribution subsidiaries continue to purchase gas supplies for their remaining merchant customers and recover the costs through their approved rates. CNG Retail has the responsibility and assumes the price risk for obtaining its own gas supplies to meet customer needs.

The Company's available gas supply in 1998 was again in a surplus position--where available supplies exceeded sales requirements. Considering the Company's large storage capacity, the volumes obtainable under its gas purchase and gas supply contracts, Company-owned gas reserves, and assuming the future availability of spot market gas, the Company believes that supplies will be available to meet sales requirements for several years. Gas supply statistics for the past five years are on page 12.

     GAS PURCHASED

Purchased gas volumes were 294.8 Bcf in 1998, representing 65% of the Company's 1998 gas supply of 451.9 Bcf. Spot market and short-term purchases were 256.0 Bcf, or about 57% of the total 1998 supply. Volumes purchased under contracts with Appalachian area producers totaled 38.8 Bcf or 8% of the 1998 supply. Purchased gas volumes are impacted by the effects of weather, withdrawals from stored gas inventory and the activities of CNG Retail.

The Company has continued to purchase volumes from the array of accessible producing basins using its firm capacity resources. These purchased supplies include Appalachian resources in Ohio, Pennsylvania and West Virginia, and production from the Gulf Coast, Mid-Continent and offshore areas. Gas purchase contract terms have continued to undergo transformation initiated with the removal of CNG Transmission and other gas pipelines from the merchant function. Much of the supply is purchased under seasonal or spot purchase agreements. While the average term of the Company's gas purchase agreements has declined, the reliability of supply has been adequate. The availability of supplies and heightened competition have forged a viable market which has proven capable of satisfying the firm delivery requirement for supplies to the Company's markets in a highly reliable manner.

At December 31, 1998, the subsidiaries had 351.0 Bcf of firm annual transport capacity on various pipelines to move supplies from purchase locations to market, yielding deliveries of up to 1.0 Bcf of gas a day. These pipelines include CNG Transmission, Tennessee Gas Pipeline Company, Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, ANR Pipeline Company, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Columbia Gas Transmission Corporation, Columbia Gulf Transmission and Trunkline Gas Company.

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

CNG Transmission operates 719 Bcf of the total designed storage capacity and owns 503 Bcf of the Company's capacity. CNG Transmission utilizes a large portion of its turnable capacity to provide approximately 265 Bcf of gas storage service for others. This service is provided principally to affiliates, end users and many of CNG Transmission's former wholesale gas sales customers who primarily serve consumers in the Northeast.

Two of the distribution subsidiaries, East Ohio Gas and Peoples Natural Gas, own and operate the remaining 166 Bcf of storage capacity. In addition to owning their own storage, these companies, as well as several of the other subsidiaries, have access to a portion of the storage capacity operated by CNG Transmission. The distribution subsidiaries also have capacity available in storage fields owned by others.

The Company controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

     GAS AND OIL PRODUCING ACTIVITIES

The Company's total gas production in 1998 was 157.5 Bcf, down from 158.1 Bcf in 1997. Oil production was 7.9 million barrels, up 8% from 7.3 million barrels in 1997.

The Company's gas wellhead prices in 1998 averaged $2.26 a thousand cubic feet
(Mcf), down from $2.43 in 1997. The Company's average gas wellhead prices are generally higher and less volatile than industry spot prices since its average price reflects a mix of longer-term contracts and the impact of price risk management activities. However, due to market-based pricing mechanisms under many of the contracts, the Company's gas prices generally follow industry trends. The average oil wellhead price in 1998 decreased to $11.54 a barrel, compared with $16.07 in 1997, consistent with the general decline in world oil prices.

The following table sets forth 1998 drilling activity by region:

--------------------------------------------------------------------------------------------
                                                                       Wells Drilled
                                                                Exploratory     Development
--------------------------------------------------------------------------------------------
                                                                Gross    Net    Gross    Net
                                                                 --      --      --      --
Onshore (Southwest and West)................................     14       7      29      19
Gulf of Mexico..............................................     14       7      17       7
Appalachian Region..........................................      4       2      31      29
                                                                 --      --      --      --
     Total..................................................     32      16      77      55
                                                                 ==      ==      ==      ==
--------------------------------------------------------------------------------------------

Of the total 109 wells drilled in 1998, 93 were successful, an 85% success rate. Of the 32 exploratory wells drilled, 18 were successful.

Total Company-owned proved gas reserves at year-end were 1,313 Bcf, up from 1,183 Bcf at the end of 1997. Proved oil reserves were 57.1 million barrels, compared with 50.6 million barrels in 1997. The exploration and production segment added 374 Bcf of gas equivalent from additions, revisions, and purchases of gas and oil reserves in 1998 and also purchased 39 Bcf of gas reserves from an affiliate, Peoples Natural Gas (See "Company-Owned Reserves," page 19).

During 1997, major discoveries were made in the Main Pass area of the Gulf of Mexico. Production at Nautilus and Atlantis, two projects in the Main Pass area, is expected to begin in the first quarter of 1999. Gas production began in December 1998 at a third field, Nemo. Three platforms have been installed for these fields along with facilities capable of processing 240 million cubic feet of gas and 20,000 barrels of oil a day. The Company is the operator of the Nautilus/Atlantis/Nemo complex and has 68.5%, 75% and 100% interests, respectively, in the three fields.

The Company's production at Popeye, a deep-water natural gas discovery in the Green Canyon area of the Gulf of Mexico, was the equivalent of 22 Bcf of gas during 1998, including .6 million barrels of condensate. CNG Producing's interest in this property is 37.5%. Shell Offshore, Inc. is the operator in the joint venture and Mobil Oil Exploration and Producing Southeast and BP Exploration Inc. are the other participants.

At Neptune, a deep-water oil discovery at Viosca Knoll 826, 1998 represented the first full year of production. This project, in which the Company holds a 50% interest, added proved reserves equivalent to 190 Bcf of gas in 1994, representing the largest single addition to the Company's reserves in its history. Since 1994, proved reserves have been added at Neptune equivalent to 71 Bcf of gas. The Company's portion of production from this field was the equivalent of 26 Bcf of gas during 1998. This production was comprised of 3.9 million barrels of oil and 3.1 Bcf of gas. Facilities designed with Oryx Energy Company, the operating partner, were reworked during 1998 to produce up to 35,000 barrels of oil and 30 million cubic feet of natural gas a day.

During 1998, two deepwater discoveries were made in the Viosca Knoll area of the Gulf of Mexico, North Marlin and Einset. North Marlin is a natural gas discovery in over 2,500 feet of water three miles east of the Neptune project. CNG Producing and its partners plan to install subsea production facilities at North Marlin similar to those at Popeye. Shell Deepwater Development, Inc. (Shell Deepwater) has a 35% interest in North Marlin and is the operator, while CNG Producing holds a 35% interest and Murphy Exploration and Production Company holds a 30% interest. The Einset discovery is southeast of North Marlin and was made in about 3,600 feet of water. CNG Producing's interest in this property is 50% and Shell Deepwater holds a 50% interest and is the operator of this project.

CNG Producing was the successful bidder on nine leases offered in the federal government's Gulf of Mexico lease sales in 1998, including five blocks in deep water areas of the Gulf of Mexico. At year-end 1998, the Company held 2.0 million net acres of exploration and production properties, approximately the same as year-end 1997. The Company's lease holdings include about 1.4 million net acres in the Appalachian area, 385,200 in the offshore Gulf of Mexico, and 230,600 in the inland areas of the Southwest, Gulf Coast and West. The Company holds a 21% interest in heavy oil producing properties in Alberta, Canada. Proved reserves associated with the Canadian properties approximated 1.0 Bcf of gas and 5.8 million barrels of oil at December 31, 1998. On an energy-equivalent basis, these reserves represent 2% of the Company's total proved reserves at that date.

The Company drilled 35 wells in the Appalachian Region during 1998. The Company plans to continue production from these properties and to maintain its strong acreage position in the Appalachian Region, and may seek to acquire additional properties in this area that meet the Company's longer-term strategy.

The Company will continue to review its property inventory during 1999, and sales of selected properties are possible depending on economic conditions.

GAS SALES AND TRANSPORTATION (Five-year statistics are on page 12. Certain prior year amounts have been restated to reflect continuing operations only.)

     GAS SALES CUSTOMERS

-----------------------------------------------------------------------------------------
Customers      Total*    Residential   Commercial   Industrial   Wholesale   Nonregulated
-----------------------------------------------------------------------------------------
December 31,
    1998      1,878,008   1,605,426**   121,395         919         11         150,257
    1997      1,864,853   1,655,587**   124,141       1,813         39          83,273
    1996      1,841,227   1,713,504     125,842       1,764         37              80
    1995      1,824,115   1,695,949     126,304       1,736         12             114
    1994      1,799,435   1,672,630     124,803       1,697         14             291
-----------------------------------------------------------------------------------------

 * Includes residential and commercial space-heating customers as follows:
   1998-1,695,943; 1997-1,750,136; 1996-1,808,062; 1995-1,788,778; and
   1994-1,762,207.
** Reflects the shift of former residential sales customers to other suppliers, including CNG Retail (see "Retail Unbundling," page 13).

     REGULATED GAS SALES

Sales of gas to residential customers in 1998 were 160 Bcf, down 48 Bcf from 1997, while sales to commercial customers were 44 Bcf in 1998, down 16 Bcf compared to 1997. Warmer weather and the effect of the displacement of sales volumes to other suppliers, including CNG Retail, were the reasons for the decrease in gas sales volumes in 1998 compared to 1997. The weather in the Company's retail service areas in 1998 was 18% warmer than normal and 19% warmer than 1997.

Industrial sales in 1998 were 3 Bcf, down 1 Bcf from 1997. Due to both availability and price, many industrial users buy gas directly from producers, from marketers, or on the spot market, and contract with the subsidiaries for transportation service. Total gas deliveries (sales and transportation) to industrial customers were 136 Bcf in 1998, compared with 138 Bcf in 1997.

     NONREGULATED SALES

Nonregulated gas sales in 1998 were 207 Bcf, up 36 Bcf from 1997. The increased sales volumes in 1998 were due to gas sales by CNG Retail in its first full year of operation.

     GAS TRANSPORTATION

Total transportation volumes in 1998 were 641 Bcf, down from 736 Bcf in 1997. CNG Transmission transported 442 Bcf of gas in 1998, down from 546 Bcf in 1997 due in large part to the impact of warmer weather during 1998. Total transportation volumes also include volumes transported by the distribution subsidiaries for residential, commercial, industrial and off-system customers amounting to 199 Bcf in 1998, up 10 Bcf over 1997. This increase reflects transportation provided to former residential sales customers of 15 Bcf in 1998, compared to 3 Bcf in 1997, in connection with the retail unbundling initiative. This increase was partially offset by declines in volumes transported to commercial, industrial and off-system customers.

GAS SALES, SUPPLY, TRANSPORTATION AND STORAGE STATISTICS* (Excludes affiliated transactions)

-----------------------------------------------------------------------------------------------
Years Ended December 31,                     1998       1997       1996       1995       1994
-----------------------------------------------------------------------------------------------
GAS SALES REVENUES (MILLIONS)
Regulated
  Residential............................  $1,089.9   $1,449.1   $1,346.1   $1,214.2   $1,254.9
  Commercial.............................     267.6      369.7      361.6      345.9      373.4
  Industrial.............................      13.4       22.8       30.6       32.6       45.8
  Wholesale..............................       2.8        9.4       15.4        4.7        5.2
Nonregulated.............................     494.4      433.4      396.1      239.8      723.6
                                           --------   --------   --------   --------   --------
     Total...............................  $1,868.1   $2,284.4   $2,149.8   $1,837.2   $2,402.9
                                           ========   ========   ========   ========   ========
AVERAGE SALES RATES PER MCF
Regulated
  Residential............................  $   6.82   $   6.97   $   6.15   $   5.71   $   6.09
  Commercial.............................      6.04       6.19       5.41       4.95       5.38
  Industrial.............................      5.32       5.33       4.47       4.49       4.89
  Wholesale..............................        **         **         **         **         **
Nonregulated.............................      2.39       2.53       2.48       1.94       2.17
     Weighted average....................  $   4.51   $   5.16   $   4.74   $   4.44   $   3.89
                                           ========   ========   ========   ========   ========
GAS REQUIREMENTS (BCF)
Regulated gas sales
  Residential............................     159.9      207.8      218.7      212.5      205.9
  Commercial.............................      44.3       59.7       66.8       69.8       69.4
  Industrial.............................       2.5        4.3        6.9        7.3        9.4
  Wholesale..............................        .4         .2        1.8         .3         .3
Nonregulated gas sales...................     207.1      171.0      159.7      123.5      332.8
                                           --------   --------   --------   --------   --------
     Total sales.........................     414.2      443.0      453.9      413.4      617.8
Used and unaccounted for.................      37.7       29.0       23.3       37.8       48.3
                                           --------   --------   --------   --------   --------
     Total requirements..................     451.9      472.0      477.2      451.2      666.1
                                           ========   ========   ========   ========   ========
GAS SUPPLY (BCF)
Purchased gas............................     294.8      295.9      353.2      323.5      559.6
Storage (input) withdrawal...............       (.4)      18.0      (23.5)      20.5      (13.0)
Gas produced
  Gulf region............................     111.4      116.5      108.1       68.3       76.4
  Appalachian area.......................      26.6       25.8       26.0       27.2       27.8
  Other areas............................      19.5       15.8       13.4       11.7       15.3
                                           --------   --------   --------   --------   --------
     Total produced......................     157.5      158.1      147.5      107.2      119.5
                                           --------   --------   --------   --------   --------
     Total supply........................     451.9      472.0      477.2      451.2      666.1
                                           ========   ========   ========   ========   ========
PURCHASED GAS COSTS (MILLIONS)***........  $  900.4   $1,114.1   $  963.2   $  864.6   $1,375.8
                                           ========   ========   ========   ========   ========
AVERAGE PURCHASE RATES PER MCF***........  $   2.95   $   3.39   $   3.37   $   2.73   $   2.46
                                           ========   ========   ========   ========   ========
GAS TRANSPORTATION
Revenues (Millions)......................  $  416.7   $  369.1   $  297.9   $  345.2   $  293.7
                                           ========   ========   ========   ========   ========
Gas Transported (Bcf)....................     641.2      736.0      754.0      743.3      724.9
                                           ========   ========   ========   ========   ========
GAS STORED AT DECEMBER 31 (BCF)..........     397.2      407.2      426.2      406.4      427.4
                                           ========   ========   ========   ========   ========
-----------------------------------------------------------------------------------------------

  * Continuing operations.
 ** Demand charges and low sales volumes produce an average rate which is not meaningful.
*** Includes transportation charges.

MARKET EXPANSION

In recent years the Company has pursued a broad program designed to expand its interstate pipeline system and extend its marketing territory. A pipeline expansion project in conjunction with East Ohio Gas and others is expected to provide additional capacity at minimal cost. The Company's principal objective has been to build long-term supply relationships with customers in the growing markets at the perimeter of its system, markets which offer opportunities for growth in throughput due to their increasing demand for energy. The Company has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast. These markets are particularly attractive in that gas space heating is not yet as widely used in these areas as in the Company's traditional service areas of western Pennsylvania, eastern Ohio, West Virginia and upstate New York. Because of its large gas storage capacity and the location of its gridlike pipeline system in close proximity to these markets, the Company has an opportunity to be an important gas supplier to utilities with growing space-heating markets and for customers seeking an environmentally clean, efficient fuel for electric generation.

     RETAIL UNBUNDLING

Similar to the unbundling of the services provided by gas pipeline companies, gas distribution companies are adapting to the deregulation and unbundling of the retail energy market. Under open access programs, natural gas suppliers other than the local gas utility can use the utility's existing lines to deliver gas to customers.

CNG Retail markets natural gas, electricity, and consumer products and services to residential, commercial and small industrial customers, including those within the Company's traditional service territories. CNG Retail will enable the Company to take advantage of emerging deregulated energy markets for both gas and electricity.

During the spring of 1997, Peoples Natural Gas opened its system in Pennsylvania to customer choice. In addition, on July 2, 1997, the Public Utilities Commission of Ohio approved the East Ohio Gas "Energy Choice" pilot program. Under this program, approximately 15% of East Ohio Gas's residential and small business customers are being given the opportunity to purchase their natural gas from competing suppliers, if they so choose.

     INTERNATIONAL ACTIVITIES

During December 1997, CNG International acquired ownership interests in two gas utility holding companies, Sodigas Pampeana S.A. and Sodigas Sur S.A., and in an electric utility holding company, Buenos Aires Energy Company (BAECO), from CEI Citicorp Holdings S.A. in Argentina. The gas utility holding companies have ownership interests in two gas distribution companies, Camuzzi Gas Pampeana and Camuzzi Gas del Sur, and BAECO has an ownership interest in an electric distribution company, EDEA. The service territories of these companies span from Buenos Aires province to the southernmost tip of Argentina. In March 1998 CNG International purchased additional interests in Sodigas Pampeana S.A., Sodigas Sur S.A. and BAECO from Loma Negra, bringing the Company's ownership interests in these entities to 21.55%, 21.55% and 25%, respectively. Camuzzi Argentina S.A. maintains majority ownership interests in the holding companies. At December 31, 1998, CNG International's investments in the Argentine holding companies totaled $122.8 million.

In March 1998 CNG International purchased a 33.3% ownership interest in the Dampier-to-Bunbury Natural Gas Pipeline (DBNGP) in Western Australia from the Western Australia Government. One of CNG International's partners in the purchase was El Paso Energy Corporation (El Paso), which also holds a 33.3% ownership interest. In connection with their investments in DBNGP, CNG International and El Paso formed DBNGP Finance Company LLC (DBNGP Finance). DBNGP Finance is owned 50% by CNG International and 50% by EPED Holding Company, a wholly-owned subsidiary of El Paso. Subsequent to the formation of DBNGP Finance, the equity ownership interests of CNG International and El Paso in DBNGP were transferred to this entity.

In October 1998 DBNGP Finance borrowed $250 million under a Senior Term Loan Facility (Term Loan). The Term Loan matures October 2, 2001, can be extended in one-year increments to October 2, 2003, and bears interest at a variable rate. Of the gross proceeds received by DBNGP Finance under the Term Loan, $100 million was distributed to CNG International and was accounted for as a reduction to the Company's investment in DBNGP Finance. In connection with the Term Loan, CNG International entered into an Equity Contribution Agreement with DBNGP Finance. CNG International is contractually obligated to make equity contributions to DBNGP Finance equal to the Term Loan proceeds distributed to CNG International, plus interest on such proceeds, in the event that DBNGP Finance is unable to service this debt. The Company is contractually obligated to cause CNG International to make such contributions.

CNG International's investments in Australia at December 31, 1998, including DBNGP Finance, totaled $77.6 million.

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

On April 29, 1998, the Virginia State Corporation Commission issued a final order in connection with the September 25, 1996 expedited rate application of Virginia Natural Gas. The order resulted in an annual revenue increase of $7.2 million, retroactive to October 25, 1996, the date new rates went into effect subject to refund. Customer refunds resulting from the order were made in 1998. The order reflects an imputed return on equity of 10.9%. In its filing, Virginia Natural Gas had requested a $13.9 million increase in annual revenues and a return on equity of 11.3%.

On July 28, 1998, the Public Service Commission of West Virginia approved a settlement agreement filed by Hope Gas in connection with its January 5, 1998 general rate filing. The new rates became effective November 1, 1998. Under the settlement, Hope Gas is not permitted to request an increase in rates prior to January 1, 2002, nor is it obligated to file for new rates after that date. The approved settlement agreement grants Hope Gas a combined $6.5 million annual revenue increase for both base rates and gas costs. Hope Gas had originally proposed a $14.5 million annual increase in revenues.

On November 24, 1998, the FERC approved a settlement filed by CNG Transmission in connection with its July 1, 1997 general rate filing. The settlement resolves the outstanding issues in the case and maintains the preexisting level of annual revenues. The settlement reflects an imputed return on equity of 10.7%. CNG Transmission made interim customer refunds amounting to $39.2 million in December 1998, and expects to make a final settlement refund of approximately $19 million by the end of the first quarter of 1999. In its filing, CNG Transmission had requested a $71 million increase in annual revenues and a return on equity of 14.5%.

ITEM 1.     BUSINESS (Concluded)
EXECUTIVE OFFICERS OF THE COMPANY (Note 1)

------------------------------------------------------------------------------------------------
        Name, Age and                                   Business Experience
      Position (Note 2)                                During Past Five Years
------------------------------------------------------------------------------------------------
George A. Davidson, Jr. (60)        Mr. Davidson was elected to his present position on May 19,
Chairman of the Board and           1987, and has been a Director since October 1985.
Chief Executive Officer,
and Director

David M. Westfall (51)              Mr. Westfall was elected to his present position on May 1,
Senior Vice President,              1998. He served as Senior Vice President and Chief Financial
Nonregulated Business and           Officer from December 1995 to April 1998, and as Senior Vice
Chief Financial Officer             President, Financial from January 1995 to November 1995.
                                    From January 1988 to January 1995, he served as Senior Vice
                                    President at CNG Transmission.

Ronald L. Adams (39)                Mr. Adams was elected to his present position on May 1,
Senior Vice President,              1998. He joined the Company as President of CNG Transmission
Regulated Business                  in July 1996. Prior to joining the Company, Mr. Adams held numerous positions at Transcontinental Gas Pipe Line
                                    Corporation (Transco) from December 1981 until June 1996.
                                    His final position at Transco was Vice President, Operations and Engineering.

Stephen E. Williams (50)            Mr. Williams was elected to his present position on January
Senior Vice President and           1, 1993.
General Counsel

Stephen R. McGreevy (48)            Mr. McGreevy was elected to his present position on March 1,
Vice President, Accounting          1993.
and Financial Control

Robert M. Sable, Jr. (47)           Mr. Sable was elected to his present position on July 31,
Vice President and                  1998. He served as Senior Vice President and Chief Financial
Treasurer                           Officer of CNG Energy Services from May 1997 through July
                                    1998. Mr. Sable served as Treasurer of the Company from May
                                    1995 until May 1997 and served as Senior Assistant Treasurer from January 1993 to April 1995.

E. J. Marks, III (35)               Mr. Marks was elected to his present position on January 1,
Secretary                           1999. He served as Assistant Secretary and Assistant to the
                                    Chairman from January 1998 to December 1998. From November
                                    1993 to December 1997, he served as Manager, Corporate
                                    Secretary's Department.

Thomas F. Garbe (46)                Mr. Garbe was elected to his present position on March 1,
Controller                          1993.
------------------------------------------------------------------------------------------------

Notes:

(1) The Company has been advised that there are no family relationships between any of the officers listed, and there is no arrangement or understanding between any of them and any other person pursuant to which the individual was elected as an officer.

(2) The By-Laws of the Company provide that each officer shall hold office until a successor is chosen and qualified.

ITEM 2.     PROPERTIES

GENERAL INFORMATION ON FACILITIES (Maps are on pages 17 and 18.)

The Company's total gross investment in property, plant and equipment was $9.2 billion at December 31, 1998. The largest portion of this investment (57%) is in facilities located in the Appalachian area. Another significant portion (27%) is located in the Gulf of Mexico.

Of the $9.2 billion investment, $4.3 billion is in production and gathering systems, of which 64% is invested in the Gulf of Mexico and the Gulf coast and 22% in the Appalachian area. The Company's production subsidiary, CNG Producing, accounts for $3.8 billion of the $4.3 billion investment, and CNG Transmission and the distribution subsidiaries account for the remaining $.5 billion. In addition to the wells and acreage listed elsewhere in ITEM 2, this investment includes 6,488 miles of gathering lines which are located almost entirely within the Appalachian area.

The Company's investment in its gas distribution network includes 30,251 miles of pipe, exclusive of service pipe, the cost of which represents 60% of the $2.0 billion invested in the total function.

The Company's storage operation, the largest in the industry, consists of 26 storage fields, 334,086 acres of operated leaseholds, 2,067 storage wells and 802 miles of pipe. The investment in storage properties is $716 million, including $91 million of cushion gas stored.

Of the $1.6 billion invested in transmission facilities, 67% represents the cost of 6,653 miles of pipe required to move large volumes of gas throughout the Company's operating area.

The Company has 92 compressor stations with 481,604 installed compressor horsepower. Some of the stations are used interchangeably for several functions.

The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. The Company's properties provided the capacity to meet a record system peak day sendout, including transportation service, of 11.4 Bcf on February 6, 1995. The system peak day sendout in 1998 was 7.0 Bcf on March 12.

                               CNG FACILITIES MAP


The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:

Map of Principal Facilities at December 31, 1998

This map shows the primary operating areas of Consolidated Natural Gas Company in Ohio, Pennsylvania, Virginia and West Virginia. The map shows the principal cities served at retail including Cleveland, Akron, Youngstown, Canton, Warren, Lima, Ashtabula and Marietta in Ohio; Pittsburgh (a portion), Altoona and Johnstown in Pennsylvania; Norfolk, Newport News and Williamsburg in Virginia; and Clarksburg and Parkersburg in West Virginia. The map also shows the general location of the Company's pipelines and joint venture pipelines, including gas delivery connections with customers and gas receipt or delivery connections with other pipelines. Also shown on the map are the general locations of certain compressor facilities and underground storage fields.

                       CNG EXPLORATION AND PRODUCTION MAP

The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:

Map of Exploration and Production Areas at December 31, 1998

This United States map shows the general areas in which the Company conducts its exploration and production activities. These areas include: the Gulf of Mexico, offshore Louisiana and Texas; the Gulf Coast Basin; Permian Basin; Anadarko Basin; Arkoma Basin; Black Warrior Basin; San Juan Basin; Williston Basin; Michigan Basin; Rocky Mountain Basins and the Appalachian Region. Also shown is the general location of the Company's Canadian exploration and production properties in Alberta, Canada.

GAS AND OIL PRODUCING ACTIVITIES

Properties and activities subject to cost-of-service rate regulation are indicated as applicable and are shown together with non-cost-of-service properties and activities in the statistical presentations which follow.

     COMPANY-OWNED RESERVES
Estimated net quantities (net before royalty) of proved gas and oil reserves at December 31, 1996 through 1998, follow:

---------------------------------------------------------------------------------------------

         December 31,                   1998                 1997                 1996
---------------------------------------------------------------------------------------------
                                  Proved     Total     Proved     Total     Proved     Total
                                 Developed   Proved   Developed   Proved   Developed   Proved
---------------------------------------------------------------------------------------------
Gas Reserves (Bcf)
  Non-cost-of-service..........    1,052      1,313       925      1,141       900      1,040
  Cost-of-service*.............       --         --        42         42        43         43
                                  ------     ------    ------     ------    ------     ------
     Total.....................    1,052      1,313       967      1,183       943      1,083
                                  ======     ======    ======     ======    ======     ======
Oil Reserves (000 Bbls)........   42,750     57,074    37,568     50,627    24,989     50,457
                                  ======     ======    ======     ======    ======     ======

* In December 1998, Peoples Natural Gas transferred by sale all of its remaining gas production properties to CNG Producing.
--------------------------------------------------------------------------------

CNG Producing and CNG Transmission file Form EIA-23 with the Department of Energy. The reserves reported on Form EIA-23 at December 31, 1997, as well as those which will be reported at December 31, 1998, are not reconcilable with Company-owned reserves because they are calculated on an operated basis and include working interest reserves of all parties.

     QUANTITIES OF GAS AND OIL PRODUCED

Quantities (net before royalty) of gas and oil produced during each of the last three years follow:

-------------------------------------------------------------------------------------
                  Years Ended December 31,                    1998     1997     1996
-------------------------------------------------------------------------------------
Gas Production (Bcf)*.......................................    157      158      148
                                                              =====    =====    =====
Oil Production (000 Bbls)...................................  7,895    7,312    4,766
                                                              =====    =====    =====

* Includes cost-of-service production of 2, 3, and 3 Bcf for 1998, 1997 and 1996, respectively.
--------------------------------------------------------------------------------

The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per Mcf of non-cost-of-service gas produced during the years 1998, 1997 and 1996 was $2.26, $2.43 and $2.46, respectively. The respective average sales prices for oil were $11.54, $16.07 and $17.60 per barrel. The average production (lifting) cost per Mcf equivalent of non-cost-of-service gas and oil produced during the years 1998, 1997 and 1996 was $.31, $.33 and $.32, respectively.

     PRODUCTIVE WELLS

The number of productive gas and oil wells in which the Company's subsidiaries have an interest at December 31, 1998, follow:

---------------------------------------------------------------------------------------------
                                                                Gas Wells          Oil Wells
                                                              -------------       -----------
                                                              Gross    Net        Gross   Net
---------------------------------------------------------------------------------------------
Non-cost-of-service*........................................  6,520   5,613       1,028   411

* Includes 82 gross (23 net) multiple completion gas wells and 21 gross (8 net) multiple completion oil wells.
--------------------------------------------------------------------------------

     ACREAGE

The following table sets forth the gross and net developed and undeveloped acreage of the Company's subsidiaries at December 31, 1998:

----------------------------------------------------------------------------------------------
                                       Developed Acreage                 Undeveloped Acreage
                                   --------------------------           ----------------------
                                     Gross             Net               Gross          Net*
----------------------------------------------------------------------------------------------
Non-cost-of-service..............  1,748,451        1,339,853           840,665        482,904
Cost-of-service..................    212,055          212,055                --             --
                                   ---------        ---------           -------        -------
     Total.......................  1,960,506        1,551,908           840,665        482,904
                                   =========        =========           =======        =======

* Approximately 29% of this acreage is located in the Appalachian area.
--------------------------------------------------------------------------------

     NET WELLS DRILLED IN THE CALENDAR YEAR

The number of non-cost-of-service net wells completed during each of the last three years follow (there were no cost-of-service wells completed during this three-year period):

------------------------------------------------------------------------------------------------
                                           Exploratory         Development           Total
                                         ----------------   -----------------   ----------------
                                         Productive   Dry   Productive*   Dry   Productive   Dry
------------------------------------------------------------------------------------------------
Years Ended December 31,
  1998.................................      9         7        54         1        63        8
  1997.................................      4         5        69         2        73        7
  1996.................................      4         5        33         1        37        6

* Includes Canadian completions: 1998 --zero wells, 1997--12 wells and 1996--23 wells.
--------------------------------------------------------------------------------

As of December 31, 1998, 6 gross (5.5 net) non-cost-of-service wells were in process of drilling, including wells temporarily suspended. During 1998, the Company was engaged in two waterflood projects in Oklahoma.

     GAS PURCHASE CONTRACT RESERVES (AT DECEMBER 31, 1998) AND AVAILABILITY OF SUPPLY
     (CALENDAR YEAR 1999)

Gas purchase reserves under contract with independent producers in the Appalachian area total 233 Bcf at December 31, 1998. In addition, at December 31, 1998, the Company had gas supply contracts with various other producers and marketers with contract lengths ranging from a few months to seven years. The volume of gas available to the Company under these supply contracts totals 151 Bcf if all volumes are requested, and has declined from the prior year due chiefly to the sale of CNG Energy Services (see "Discontinued Operations," page
5). These gas purchase contract reserve and gas supply contract volume amounts are as contained in the February 3, 1999 report of Ralph E. Davis Associates, Inc. Of the total 233 Bcf under contract from Appalachian producers, the volume of gas expected to be purchased in 1999 under such contracts is not estimable as such contracts are generally life-of-the-well arrangements and contain provisions adaptable to changing market conditions. Of the total 151 Bcf available under contract from other producers and marketers, approximately 99 Bcf of gas will be available to the Company in 1999, assuming all volumes are requested.

The Company anticipates that substantial volumes of gas will be available for purchase during 1999 on the spot market. Due to the nature of spot market transactions, the volumes of such gas available to the Company in 1999 cannot be reasonably estimated. However, for the calendar year 1999, the Company expects its distribution subsidiaries to have approximately 1 Bcf per day of firm transport capacity available on upstream pipelines and 124 Bcf of storage capacity available to meet their customer requirements.

ITEM 2.     PROPERTIES (Concluded)

The volumes expected to be available from Company-owned wells in 1999 amount to 194 Bcf of gas and 9,535 thousand barrels of oil, all from non-cost-of-service properties. The foregoing volumes are based on the Company's current production estimates of proved gas and oil reserves. Actual production may differ from these amounts due to a number of factors, including changing market conditions and the discovery, acquisition and/or sale of reserves.

ITEM 3.     LEGAL PROCEEDINGS

Environmental-related information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Note 16, page 46.

Reference is made to "Rate Matters," page 14, for descriptions of certain regulatory proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows:
Note 20(C), page 58.

ITEM 6.     SELECTED FINANCIAL DATA

This information is hereby incorporated by reference to page 21 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is hereby incorporated by reference to pages 1 through 20 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is hereby incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Price Risk Management Activities, page 18.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Concluded)
Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows: Gas and Oil Producing Activities--Note 20(A), page 52; Quarterly Financial Data--Note 20(B), page 57.

FINANCIAL STATEMENTS

This information is hereby incorporated by reference to pages 22 through 58 of Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the directors of the Company is hereby incorporated by reference to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A. Information concerning the executive officers of the Company is on page 15 of this Report.

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the calendar year 1998, the year for which this Form 10-K is being filed.

On March 1, 1999, the Company filed a Current Report on Form 8-K regarding its proposed merger with DRI (see "Recent Developments," page 1, and Exhibit (2A), page 24).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

DOCUMENTS FILED AS A PART OF THIS REPORT

     Financial Statements

All of the financial statements filed as a part of this Report are hereby incorporated by reference to Appendix I to the Company's definitive proxy statement filed with the SEC pursuant to Regulation 14A and included as Exhibit 99 to this Form 10-K. Reference is made thereto as follows:
--------------------------------------------------------------------------------

                                                               Page in
                                                              Appendix I
------------------------------------------------------------------------
Report of Independent Accountants...........................        22
Consolidated Statement of Income for the Years 1996 through
  1998......................................................        23
Consolidated Balance Sheet at December 31, 1997 and 1998....        24
Consolidated Statement of Cash Flows for the Years 1996
  through 1998..............................................        26
Consolidated Statement of Comprehensive Income for the Years
  1996 through 1998.........................................        27
Notes to Consolidated Financial Statements..................        28
Schedule II--Valuation and Qualifying Accounts..............    Note 2

Notes:
(1) Schedules I, III, IV, and V have been excluded because they are not applicable.
(2) Omitted inasmuch as amounts involved are not significant.
--------------------------------------------------------------------------------

     Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-63931, 333-10869 and 333-25347) and Form S-8 (Nos. 2-77204, 2-97948, 33-40478,
33-44892, 333-18783 and 333-33505) of Consolidated Natural Gas Company of our report dated February 9, 1999, except as to the subsequent event described in
Note 19 which is as of February 22, 1999, appearing on page 22 of Appendix I to the Consolidated Natural Gas Company proxy statement for the 1999 annual meeting of stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the references to us under the heading "Experts" in certain of these Prospectuses.

PRICEWATERHOUSECOOPERS LLP

600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
March 15, 1999

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS

----------------------------------------------------------------------
  SEC
Exhibit
Number                       Description of Exhibit
----------------------------------------------------------------------

 (2) Plan of acquisition, reorganization, arrangement, liquidation or successor:

          (2A)  Agreement and Plan of Merger, dated as of February 19,
                1999, by and between Dominion Resources, Inc. and Consolidated Natural Gas Company, is hereby incorporated by reference to Exhibit 2 to the Current
                Report on Form 8-K filed on March 1, 1999

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

          (3B) By-Laws of Consolidated Natural Gas Company, last amended May 19, 1998, are filed herewith

 (4)      Instruments Defining the Rights of Security Holders,
          Including Indentures:

          (4A)  Indentures of Consolidated Natural Gas Company:
                Indentures of Consolidated Natural Gas Company are incorporated by reference to previously filed material as indicated on the list filed herewith

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

          (4C)(i)   Description of Consolidated Natural Gas Company
                    Rights Agreement (Rights Agreement), is hereby incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on January 23, 1996

             (ii) First Amendment to the Rights Agreement, dated as of January 19, 1999, is hereby incorporated by reference to
                    Exhibit 2 to the Registration Statement on Form 8-A/A filed on March 4, 1999

             (iii)  Amendment No. 2 to the Rights Agreement, dated as of
                    February 19, 1999, is hereby incorporated by reference to
                    Exhibit 3 to the Registration Statement on Form 8-A/A filed on March 4, 1999

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS (Continued)

----------------------------------------------------------------------
  SEC
Exhibit
Number                       Description of Exhibit
----------------------------------------------------------------------
(10)      Material Contracts:
          The following exhibits are filed with this Form 10-K by
          being incorporated by reference to their filing in the
          Company's Forms 10-K for previous years. The following table indicates for each of such exhibits the Form 10-K, File No.
          1-3196, where such exhibit was filed. Exhibits not included in this table are filed herewith or incorporated by
          reference to another source as indicated below.

          Form 10-K Exhibit Number                  Reporting Year of Form 10-K
          ------------------------                  ---------------------------
          (10A), (10B), (10C), (10E), (10G)                    1987
          (10I)                                                1989
          (10J), (10L)                                         1994
          (10D), (10K), (10N)                                  1995
          (10M), (10O), (10P), (10Q)                           1996
          (10F), (10J)(i)                                      1997

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

          (10F)  Deferred Compensation Plan for Directors of
                 Consolidated Natural Gas Company, effective for years beginning with 1987, as amended February 18, 1997

          (10G)  Consolidated Natural Gas Company Cash Incentive Bonus
                 Deferral Plan

          (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees, dated January 19, 1999, is filed herewith

          (10I)  Form of Change of Control Salary Continuation
                 Agreement between Consolidated Natural Gas Company and certain employees

          (10J)  Consolidated Natural Gas Company Annual Executive
                 Incentive Program, as amended December 13, 1994
                 (10J)(i) Attachment C, as amended February 18, 1997, to the
                 Consolidated Natural Gas Company Annual Executive Incentive
                 Program

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

          (10L)  Consolidated Natural Gas Company Non-Employee
                 Directors' Restricted Stock Plan

          (10M)  Consolidated Natural Gas Company 1995 Employee Stock
                 Incentive Plan, as amended September 10, 1996

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS (Concluded)
--------------------------------------------------------------------------------

  SEC
Exhibit
Number                       Description of Exhibit
  --------------------------------------------------------------------
          (10N)  Form of Change of Control Employment Agreement
                 between Consolidated Natural Gas Company and certain
                 employees dated December 12, 1995

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

          (10R)  Employment Agreement between Consolidated Natural
                 Gas Company and George A. Davidson, Jr. dated December 22,
                 1998, and related letter dated January 8, 1999, are filed herewith

(11)      Statement re Computation of Per Share Earnings:
          Computations of Earnings Per Common Share--Basic, and
          Earnings Per Common Share--Diluted of Consolidated Natural
          Gas Company and Subsidiaries for the years ended December
          31, 1996 through 1998, are filed herewith

(12)      Statement re Computation of Ratios:
          Ratio of Earnings to Fixed Charges of Consolidated Natural
          Gas Company and Subsidiaries for the calendar years
          1994-1998, inclusive, are filed herewith

(21)      Subsidiaries of the Registrant:
          Subsidiaries of Consolidated Natural Gas Company, is filed herewith

(23)      Consents of Experts and Counsel:

          (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 3, 1999, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form
                 10-K for the year ended December 31, 1998, are filed herewith

          (23B) Consent of PricewaterhouseCoopers LLP--included as part of this ITEM 14

(27)      Financial Data Schedule has been filed electronically

(99)      Appendix I to the Consolidated Natural Gas Company "Notice
          of Annual Meeting and Proxy Statement, 1999," is filed
          herewith
----------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSOLIDATED NATURAL GAS COMPANY
                                          --------------------------------------
                                                       (Registrant)

                                          By:  /S/ GEORGE A. DAVIDSON, JR.
                                            ------------------------------------
                                                 (George A. Davidson, Jr.)
                                                   Chairman of the Board
                                                and Chief Executive Officer

March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1999.

 /S/ GEORGE A. DAVIDSON, JR.
---------------------------
(George A. Davidson, Jr.)
Chairman of the Board
and Chief Executive Officer,
and Director

/S/ D. M. WESTFALL
---------------------------
(D. M. Westfall)
Senior Vice President,
Nonregulated Business
and Chief Financial Officer

/S/ S. R. MCGREEVY
---------------------------
(S. R. McGreevy)
Vice President, Accounting
and Financial Control

/S/ WILLIAM S. BARRACK, JR.
---------------------------
(William S. Barrack, Jr.)
Director

/S/ J. W. CONNOLLY
---------------------------
(J. W. Connolly)
Director

/S/ RAYMOND E. GALVIN
---------------------------
(Raymond E. Galvin)
Director

/S/ RAY J. GROVES
---------------------------
(Ray J. Groves)
Director

/S/ PAUL E. LEGO
---------------------------
(Paul E. Lego)
Director

/S/ MARGARET A. MCKENNA
---------------------------
(Margaret A. McKenna)
Director

/S/ STEVEN A. MINTER
---------------------------
(Steven A. Minter)
Director

/S/ RICHARD P. SIMMONS
---------------------------
(Richard P. Simmons)
Director

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
   SEC
 Exhibit
  Number                    Description of Exhibit
--------------------------------------------------------------------------------


   (2) Plan of acquisition, reorganization, arrangement, liquidation or successor:
         (2A) Agreement and Plan of Merger, dated as of February 19, 1999, by and between Dominion Resources, Inc. and Consolidated Natural Gas Company, is hereby incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on March 1, 1999

   (3)   Articles of Incorporation and By-Laws:
         (3A) Certificate of Incorporation of Consolidated Natural Gas Company, restated October 4, 1990 (incorporated by reference to Exhibit A-1 to the Application-Declaration of Consolidated Natural Gas Company on Form U-1, File No. 70-7811), as amended May 31, 1996 (such amendment incorporated by reference to Exhibit 4(B) to the Form S-3 Registration Statement under the Securities Act of 1933, Consolidated Natural Gas Company, Registration No. 333-10869)

         (3B) By-Laws of Consolidated Natural Gas Company, last amended May 19, 1998, are filed herewith

   (4)   Instruments Defining the Rights of Security Holders, Including
         Indentures:

         (4A)    Indentures of Consolidated Natural Gas Company:
                 Indentures of Consolidated Natural Gas Company are incorporated by reference to previously filed material as indicated on the list filed herewith

         (4B) Section 203 of the Delaware General Corporation Law, "Business Combinations With Interested Stockholders," effective February 2, 1988 (incorporated by reference to Exhibit (4B) filed with Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1987, File No. 1-3196). Other portions of the Delaware General Corporation Law affecting security holder rights are considered routine and are not filed hereunder

         (4C)(i) Description of Consolidated Natural Gas Company Rights Agreement, is hereby incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on January 23, 1996

            (ii) First Amendment to the Rights Agreement, dated as of January
                 19, 1999, is hereby incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A/A filed on March 4, 1999

           (iii) Amendment No. 2 to the Rights Agreement, dated as of February 19, 1999, is hereby incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A/A filed on March 4, 1999

   (10)  Material Contracts:
         The following exhibits are filed with this Form 10-K by being incorporated by reference to their filing in the Company's Forms 10-K for previous years. The following table indicates for each of such exhibits the Form 10-K, File No. 1-3196, where such exhibit was filed. Exhibits not included in this table are filed herewith or incorporated by reference to another source as indicated below.

               Form 10-K Exhibit Number              Reporting Year of Form 10-K
               ------------------------              ---------------------------
           (10A), (10B), (10C), (10E), (10G)                      1987
           (10I)                                                  1989
           (10J), (10L)                                           1994
           (10D), (10K), (10N)                                    1995
           (10M), (10O), (10P), (10Q)                             1996
           (10F), (10J)(i)                                        1997

--------------------------------------------------------------------------------
   SEC
 Exhibit
  Number                    Description of Exhibit
--------------------------------------------------------------------------------


   (10)  Material Contracts (Continued):
         (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors

         (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors

         (10C) Consolidated Natural Gas Company Supplemental Retirement Benefit Plan

         (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries, as amended December 12, 1995

         (10E) Form of agreement between Consolidated Natural Gas Company and non-employee Directors for deferral of payment of retainer and attendance fees, effective before 1987

         (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended February 18, 1997

         (10G)   Consolidated Natural Gas Company Cash Incentive Bonus Deferral
                 Plan

         (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees, dated January 19, 1999, is filed herewith

         (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees

         (10J) Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994

         (10J)(i)Attachment C, as amended February 18, 1997, to the Consolidated Natural Gas Company Annual Executive Incentive Program

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

         (10M) Consolidated Natural Gas Company 1995 Employee Stock Incentive Plan, as amended September 10, 1996

         (10N) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995

         (10O) Consolidated Natural Gas Company 1991 Stock Incentive Plan, as amended September 10, 1996

         (10P) Trust Agreement between Consolidated Natural Gas Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995

         (10Q) Consolidated Natural Gas Company 1997 Stock Incentive Plan, is incorporated by reference to Exhibit A in the Company's 1997 definitive proxy statement filed with the SEC

--------------------------------------------------------------------------------
   SEC
 Exhibit
  Number                    Description of Exhibit
--------------------------------------------------------------------------------

   (10)  Material Contracts (Continued):
         (10R) Employment Agreement between Consolidated Natural Gas Company and George A. Davidson, Jr. dated December 22, 1998, and related letter dated January 8, 1999, are filed herewith

   (11)  Statement re Computation of Per Share Earnings:
         Computations of Earnings Per Common Share -- Basic, and Earnings
         Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1996 through 1998, are filed herewith

   (12)  Statement re Computation of Ratios:
         Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1994-1998, inclusive, are filed herewith

   (21)  Subsidiaries of the Registrant:
         Subsidiaries of Consolidated Natural Gas Company, is filed herewith

   (23)  Consents of Experts and Counsel:
         (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated February 3, 1999, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1998, are filed herewith

         (23B)   Consent of PricewaterhouseCoopers LLP - included as part of
                 ITEM 14

   (27)  Financial Data Schedule, is filed herewith

   (99) Appendix I to the Consolidated Natural Gas Company "Notice of Annual Meeting and Proxy Statement, 1999," is filed herewith
--------------------------------------------------------------------------------