Form 10-Q
period 1999-03-31
CONSOLIDATED NATURAL GAS CO
filed 1999-05-14
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED

                         MARCH 31, 1999




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at April 30,
1999:   95,733,731

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 1999


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Quarters Ended March 31, 1999 and 1998...............      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at March 31, 1999 (Unaudited), and December 31, 1998.........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Quarters Ended March 31, 1999 and 1998...............      3

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
    for the Quarters Ended March 31, 1999 and 1998...............      4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................     11


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     19

ITEM 2.   CHANGES IN SECURITIES..................................     19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     19

ITEM 5.   OTHER INFORMATION......................................     19

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     19


SIGNATURES.......................................................     21

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)
____________________________________________________________________________
                                                    Three Months to March 31
                                                    ________________________
                                                         1999         1998
____________________________________________________________________________
OPERATING REVENUES
Regulated gas sales............................      $  626,760    $ 611,946
Nonregulated gas sales.........................         151,870      131,575
                                                     __________    _________
    Total gas sales............................         778,630      743,521
Gas transportation and storage.................         184,222      166,433
Other..........................................          83,596       89,211
                                                     __________    _________
    Total operating revenues (Note 3)..........       1,046,448      999,165
                                                     __________    _________

OPERATING EXPENSES
Purchased gas..................................         415,474      405,011
Liquids, capacity and other
  products purchased...........................          58,034       44,305
Operation expense .............................         152,173      156,710
Maintenance....................................          24,039       20,207
Depreciation and amortization..................          87,320       83,658
Taxes, other than income taxes.................          66,101       54,424
                                                     __________    _________
    Subtotal...................................         803,141      764,315
                                                     __________    _________
    Operating income before income taxes.......         243,307      234,850
Income taxes...................................          75,663       69,497
                                                     __________    _________
    Operating income...........................         167,644      165,353
                                                     __________    _________

OTHER INCOME
Interest revenues..............................             654        1,524
Other-net......................................            (145)         953
                                                     __________    _________
    Total other income.........................             509        2,477
                                                     __________    _________
    Income before interest charges.............         168,153      167,830
                                                     __________    _________

INTEREST CHARGES
Interest on long-term debt.....................          26,560       28,397
Other interest expense.........................           5,292        3,523
Allowance for funds used during construction...          (2,686)      (2,123)
                                                     __________    _________
    Total interest charges.....................          29,166       29,797
                                                     __________    _________

INCOME FROM CONTINUING OPERATIONS..............         138,987      138,033

DISCONTINUED OPERATIONS (Note 5)
Loss from discontinued energy marketing
  services operations, net of applicable
  tax benefit..................................              -       (17,238)
Loss from disposal of energy marketing
  services operations, including
  provision for operating losses
  during the phase out period,
  net of applicable tax benefit................              -       (42,900)
                                                     __________    _________

NET INCOME.....................................      $  138,987    $  77,895
                                                     ==========   ==========

EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations (Note 8)...           $1.46        $1.48
  Loss from discontinued operations............              -          (.18)
  Loss from disposal of discontinued
    operations.................................              -          (.46)
                                                          _____        _____
NET INCOME.....................................           $1.46        $ .84
                                                          =====        =====

EARNINGS PER COMMON SHARE -- DILUTED
  Income from continuing operations (Note 8)...           $1.44        $1.45
  Loss from discontinued operations............              -          (.18)
  Loss from disposal of discontinued
    operations.................................              -          (.45)
                                                          _____        _____
NET INCOME.....................................           $1.44        $ .82
                                                          =====        =====
____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At March   At December
                                                       31, 1999     31, 1998
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 5,128,195  $ 5,091,793
Accumulated depreciation and amortization......       (2,034,507)  (1,999,484)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,093,688    3,092,309
                                                     ___________  ___________
Exploration and production properties..........        4,203,060    4,080,672
Accumulated depreciation and amortization......       (2,774,989)  (2,734,517)
                                                     ___________  ___________
     Net exploration and production properties.        1,428,071    1,346,155
                                                     ___________  ___________
     Net property, plant and equipment.........        4,521,759    4,438,464
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           65,570      135,453
Accounts receivable, less allowance for
  doubtful accounts............................          600,654      562,297
Gas stored - current portion...................           13,634      120,665
Materials and supplies (average cost method)...           30,301       27,940
Unrecovered gas costs..........................           24,089       34,860
Deferred income taxes - current (net)..........           21,625       21,786
Prepayments and other current assets...........          181,685      258,899
                                                     ___________  ___________
     Total current assets......................          937,558    1,161,900
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Other investments..............................          307,627      302,307
Deferred charges and other assets..............          463,276      459,229
                                                     ___________  ___________
     Total regulatory and other assets.........          770,903      761,536
                                                     ___________  ___________
     Total assets..............................      $ 6,230,220  $ 6,361,900
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1999 - 95,944,551 shares;
    1998 - 95,944,551 shares)..................      $   263,848  $   263,848
  Capital in excess of par value...............          570,647      571,972
  Retained earnings............................        1,685,044    1,591,543
  Treasury stock, at cost (1999 - 565,434 shares;
    1998 - 495,123 shares).....................          (30,328)     (26,359)
  Unearned compensation........................           (1,086)      (1,396)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,488,125    2,399,608
Long-term debt.................................        1,380,002    1,379,729
                                                     ___________  ___________
     Total capitalization......................        3,868,127    3,779,337
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........          107,125      111,125
Commercial paper...............................          388,258      558,900
Accounts payable...............................          291,833      423,695
Estimated rate contingencies and
  refunds (Note 4).............................           53,896       78,266
Amounts payable to customers...................           43,674       48,339
Taxes accrued..................................          130,076      122,788
Temporary replacement reserve - gas inventory..          108,080           -
Other current liabilities......................          177,522      201,224
                                                     ___________  ___________
     Total current liabilities.................        1,300,464    1,544,337
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          806,604      780,928
Accumulated deferred investment tax credits....           23,931       24,475
Deferred credits and other liabilities.........          231,094      232,823
                                                     ___________  ___________
     Total deferred credits....................        1,061,629    1,038,226
                                                     ___________  ___________

COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________

     Total stockholders' equity and liabilities      $ 6,230,220  $ 6,361,900
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                     ________________________
                                                          1999          1998*
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................       $ 138,987   $ 138,033
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities
    Depreciation and amortization................          87,320      83,658
    Pension cost (credit)-net....................         (16,995)    (12,759)
    Stock award amortization.....................           2,320       1,662
    Deferred income taxes-net....................          23,828      (3,777)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         (36,150)     19,346
      Inventories................................         104,670      94,576
      Unrecovered gas costs......................          10,771      20,171
      Accounts payable...........................        (136,099)   (153,504)
      Estimated rate contingencies and refunds...         (24,370)      9,622
      Amounts payable to customers...............          (4,665)     20,813
      Taxes accrued..............................           7,288      37,990
      Temporary replacement reserve - gas
        inventory................................         108,080      73,780
      Other-net..................................          51,881       9,325
    Changes in other assets and
      other liabilities..........................          10,673      11,579
    Other-net....................................              78       1,704
                                                        _________   _________
        Net cash provided by continuing operations        327,617     352,219
    Net cash provided by discontinued operations.           1,854      49,744
                                                        _________   _________
        Net cash provided by operating activities         329,471     401,963
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (169,645)   (100,609)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (1,334)     (2,056)
Cost of other investments........................          (3,761)   (190,863)
                                                        _________   _________
        Net cash used in continuing operations...        (174,740)   (293,528)
Net cash used in discontinued operations.........              -         (844)
                                                        _________   _________
        Net cash used in investing activities....        (174,740)   (294,372)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................              -        2,889
Repayments of long-term debt.....................          (4,000)   (161,698)
Commercial paper-net.............................        (169,084)    253,658
Dividends paid...................................         (46,267)    (46,386)
Purchase of treasury stock.......................         (11,121)   (252,462)
Sale of treasury stock...........................           3,474     161,712
Other-net........................................              -          (71)
                                                        _________   _________
        Net cash used in financing activities....        (226,998)    (42,358)
                                                        _________   _________
        Net increase (or decrease) in cash
          and temporary cash investments.........         (72,267)     65,233

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.         138,112      65,035
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31..       $  65,845   $ 130,268
                                                        =========   =========
Continuing operations............................       $  65,570   $ 126,448
Discontinued operations..........................             275       3,820
                                                        _________   _________
        Total cash and temporary cash
          investments at March 31................       $  65,845   $ 130,268
                                                        =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $   8,781   $  11,793
  Income taxes (net of refunds)..................       $   3,108   $   5,578
Non-cash financing activities
  Issuance of common stock under benefit plans...       $      88   $    (560)
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      -    $  88,467
_____________________________________________________________________________
*Certain amounts reclassified for comparative purposes.
 The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                     Three Months to March 31
                                                     ________________________
                                                          1999          1998
_____________________________________________________________________________

NET INCOME.....................................         $138,987      $77,895

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Foreign currency translation adjustment.....              620          288
                                                        ________      ________

COMPREHENSIVE INCOME...........................         $139,607      $78,183
                                                        ========      =======
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1998, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit 99 to the Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1998 (1998 Form 10-K), the consolidated financial statements appearing on pages 1 through 4 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results for the interim periods presented.

(2) On February 22, 1999, the Company and Dominion Resources, Inc. (DRI) announced that a definitive merger agreement (merger agreement) was approved by the boards of directors of both companies. Under the terms of the merger agreement, DRI will acquire all of the Company's shares of common stock in a stock-for-stock transaction. Pursuant to the merger agreement, each share of the Company's common stock will be converted into 1.52 shares of DRI common stock (reference is made to "Subsequent Events," page 6, for additional information on the structure of the proposed merger). DRI is a holding company with businesses in regulated and competitive electric power, natural gas and oil development and selected financial services. DRI's principal business subsidiary is Virginia Electric and Power Company, a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy in Virginia and northeastern North Carolina.

The companies have applied for and expect to receive required SEC approval of the merger under the Public Utility Holding Company Act of 1935 (PUHCA).
It is expected that DRI will become a registered holding company under PUHCA at the time of the merger. Under one of the proposed structures, the Company will become a wholly owned subsidiary of DRI. The Company's subsidiaries will remain subsidiaries of the Company. The Company will also remain a registered holding company under PUHCA.

Pursuant to the terms of the Company's stock incentive plans, holders of vested stock options and awards are granted limited stock appreciation rights upon a change of control. For a period of 60 days subsequent to the change of control, the employee may elect to receive shares of the Company's stock in exchange for vested stock options or awards. The number of shares received would be based on the formula included in the associated plans, which considers the option price, award value, and the Company's stock price during the 30-day period prior to the change of control. The Company would incur charges to compensation expense in 1999 upon the exercise of any of the rights whether or not the merger is consummated. The amount of the charge will be determined based on the value of the shares per the formula, the option price or value of the award exchanged, and the number of rights exercised. It is not possible to estimate the likelihood that such rights will be exercised or to estimate the Company's stock price during the period. Therefore, no liability has been recorded in the consolidated financial statements at March 31, 1999 for this matter.

The Company expects to record charges to expense in 1999 to cover the direct costs of the planned merger (including fees of financial advisors, legal counsel and independent accountants), the costs associated with employment agreements, and the costs associated with merger integration. The direct costs of the merger are estimated to be $23 million. The estimated charges and nature of costs included in this estimate are subject to change. As of March 31, 1999, the Company had deferred $5.5 million of merger-related costs on its consolidated balance sheet pending consummation of the merger transaction.

     SUBSEQUENT EVENTS

On April 5, 1999, the Company and DRI filed a preliminary joint proxy statement/ prospectus with the SEC related to the planned merger.

On April 18, 1999, the Company received an unsolicited merger proposal from Columbia Energy Group (Columbia).

The Company announced on May 11, 1999 that, after careful consideration, the Board of Directors had unanimously rejected the Columbia proposal. In addition, on May 11, 1999, the Company announced that the Board of Directors had unanimously approved a revised merger agreement with DRI. Under the revised agreement, the Company's shareholders would receive a combination of DRI common stock and cash with an aggregate firm value of $66.60 per share of common stock. Up to 60% of the consideration to the Company's shareholders will be in the form of DRI common stock and the balance will be in cash. The revised merger transaction is conditioned, among other things, upon the approvals of shareholders of both companies, opinions of counsel on the tax-free nature of the stock portion of the transaction, approvals of various federal regulatory agencies, and the completion of regulatory processes in the states where the combined company will operate. The transaction is not conditioned upon obtaining financing.

(3) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(4) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $40.2 million and $59.9 million at March 31, 1999, and December 31, 1998, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $13.7 million and $18.4 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

(5) During April 1998, management approved a plan to discontinue the Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. On July 31, 1998, the sale of the capital stock of CNG Energy Services Corporation, formerly a wholly-owned subsidiary of the Company, to Sempra Energy Trading, a subsidiary of Sempra Energy, was finalized. Included in the transaction were contracts for the purchase and sale of natural gas as well as rights to natural gas pipeline and storage capacity, mainly in the Northeast and Mid-Atlantic regions, and related working capital. Proceeds of $37.4 million were received from the sale of the stock, as adjusted for working capital items. The Company's transition out of the wholesale gas business was substantially complete at December 31, 1998. The remaining net liabilities associated with discontinued operations at March 31, 1999 and December 31, 1998 were not material.

The results of operations of these activities for the first quarter of 1998 are classified as "Discontinued Operations" in the Consolidated Statement of Income. Cash flows in connection with operating and investing activities for discontinued operations are reported separately in the Condensed Consolidated Statement of Cash Flows. There were no cash flows provided by, or used in, financing activities related to discontinued operations.

Summarized results of operations of the discontinued operations are as follows:
______________________________________________________________________________
                                               Three Months to March 31, 1998
______________________________________________________________________________
                                                        (In Thousands)
Total operating revenues...................                $792,586
Operating expenses.........................                (818,105)
                                                            _______
   Operating loss before income taxes......                 (25,519)
Income tax benefit.........................                   9,011
Other income...............................                      80
Interest charges...........................                    (810)
                                                            _______
Loss from discontinued operations..........                $(17,238)
                                                           ========
Estimated loss from disposal
before income taxes*.......................                $(66,000)
Income tax benefit.........................                  23,100
                                                           ________
Net loss from disposal*....................                $(42,900)
                                                           ========
_____________________________________________________________________________
* Amounts include $22.0 million pretax provision ($14.3 million after taxes) for expected operating losses during the shutdown period.


(6) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1998, follows:

____________________________________________________________________________________________________________
                                        Common Stock
                                           Issued           Capital in                    Treasury Stock
                                    ____________________                                _____________________
                                       Number      Value     Excess of       Unearned   Number
                                    of Shares     at Par     Par Value   Compensation   of Shares   Cost
_____________________________________________________________________________________________________________
                                                                 (In Thousands)
At December 31, 1998.............      95,945   $263,848      $571,972        $(1,396)   (495)      $ (26,359)
Common stock issued
  Amortization and adjustment....          -          -             -             342      -               -
Purchase of treasury stock.......          -          -             -              -     (206)        (11,121)
Sale of treasury stock...........          -          -         (1,325)           (32)    136           7,152
                                       ______   ________      ________       ________  ______       _________
At March 31, 1999................      95,945   $263,848      $570,647       $ (1,086)   (565)      $ (30,328)
                                       ======   ========      ========       ========  ======       =========
_____________________________________________________________________________________________________________

(7) One of the indentures relating to the Company's debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $574.9 million of consolidated retained earnings was free from such restrictions at March 31, 1999.

(8) A reconciliation of the income from continuing operations and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 1999 and 1998 follows
(income and share amounts in thousands):
_______________________________________________________________________________
                                                    Three Months to March 31
                                               ________________________________
                                               Income From                  Per
                                                Continuing                Share
                                                Operations    Shares     Amount
_______________________________________________________________________________
1999
Basic EPS.................................      $138,987      95,385      $1.46
                                                ========      ======      =====
Effect of dilutive securities:
  Exercise of stock options...............                       403
  Vesting of performance shares...........                       428
                                                ________      ______
Diluted EPS...............................      $138,987      96,216      $1.44
                                                ========      ======      =====
_______________________________________________________________________________

1998
Basic EPS.................................      $138,033      93,008      $1.48
                                                ========      ======      =====
Effect of dilutive securities:
  Exercise of stock options...............                       604
  Vesting of performance shares...........                       369
  Conversion of 7 1/4% Convertible
    Subordinated Debentures...............         1,578       2,490
                                                ________      ______
Diluted EPS...............................      $139,611      96,471      $1.45
                                                ========      ======      =====
_______________________________________________________________________________


(9) During 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-1 establishes standards for accounting for costs incurred in developing or procuring computer software for internal use. SOP 98-5 requires that costs for start-up activities be expensed as incurred. The provisions of each SOP were adopted beginning January 1, 1999 and did not have a material effect on the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting standards for derivative instruments and for hedging activities. The provisions of SFAS No. 133 are effective beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

(10) The following tables present segment information pertaining to the Company's operations:

_________________________________________________________________________________________________________________________________

                                                                        Exploration
                                                                           and                       Corporate and
                                    Distribution        Transmission    Production      Other         Eliminations       Total
_________________________________________________________________________________________________________________________________
                                                                                 (In Thousands)


Three Months to March 31, 1999
______________________________
Operating Revenues
Nonaffiliated
  Regulated gas sales . . . . .      $626,760           $     -         $     -         $     -      $      -         $  626,760
  Nonregulated gas sales. . . .            -                  -           85,953          65,917            -            151,870
  Gas transportation and
    storage . . . . . . . . . .        75,003            109,070             149              -             -            184,222
  Liquid sales. . . . . . . . .            -                  -           49,051              -             -             49,051
  Other . . . . . . . . . . . .         7,049              9,429          11,723           6,344            -             34,545
                                     ________           ________        ________         _______      ________        __________
  Total nonaffiliated . . . . .       708,812            118,499         146,876          72,261            -          1,046,448
Affiliated . . . . . . . . . . .        1,822             39,025          11,054           9,015       (60,916)               -
                                     ________           ________        ________         _______      ________        __________
  Total operating revenues . . .      710,634            157,524         157,930          81,276       (60,916)        1,046,448

Operating expenses
Purchased gas. . . . . . . . . .      392,777              3,840           8,844          68,709       (58,696)          415,474
Liquids, capacity and other
  products purchased . . . . . .           -              25,825          30,700           1,575           (66)           58,034
Operation expense. . . . . . . .       78,347             30,860          39,589           6,802        (3,425)          152,173
Maintenance. . . . . . . . . . .       11,829              5,302           6,771              43            94            24,039
Depreciation and amortization. .       19,326             13,905          51,798             444         1,847            87,320
Taxes, other than income taxes .       51,729              9,519           2,218             431         2,204            66,101
                                     ________           ________        ________         _______       _______        __________
     Operating income before
     income taxes. . . . . . . .      156,626             68,273          18,010           3,272        (2,874)          243,307
                                     ________           ________        ________         _______       _______        __________
Income taxes . . . . . . . . . .       50,565             24,621           2,958             849        (3,330)           75,663
Interest revenues. . . . . . . .           (7)               841             283             379          (842)              654
Equity in earnings of
  equity investees . . . . . . .           -               1,542           1,390             472            -              3,404
Other revenues-net . . . . . . .       (2,606)               (62)             32             (91)         (822)           (3,549)
Interest charges . . . . . . . .       12,892              5,675           5,923             644         4,032            29,166
                                     ________           ________        ________         _______       _______        __________
Income from continuing
  operations . . . . . . . . . .     $ 90,556           $ 40,298        $ 10,834         $ 2,539       $(5,240)       $  138,987
                                     ========           ========        ========         =======       =======        ==========

Gas Sales (In Bcf) . . . . . . .        107.4                -              46.2            29.3         (11.7)            171.2
                                        =====             =====             ====            ====         =====             =====

Gas Transportation (In Bcf). . .         65.6             252.7               .1             -           (60.3)            258.1
                                        =====             =====             ====            ====         =====             =====
_________________________________________________________________________________________________________________________________


ITEM 1.  FINANCIAL STATEMENTS (Concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


_________________________________________________________________________________________________________________________________

                                                                           Exploration
                                                                               and                     Corporate and
                                    Distribution        Transmission        Production       Other      Eliminations        Total
_________________________________________________________________________________________________________________________________
                                                                                 (In Thousands)


Three Months to March 31, 1998
______________________________
Operating Revenues
Nonaffiliated
  Regulated gas sales . . . . .        $610,824           $      -        $     -          $  1,122       $    -       $  611,946
  Nonregulated gas sales. . . .              -                   -          98,502           33,073            -          131,575
  Gas transportation and
    storage . . . . . . . . . .          65,060             101,297             79              (3)            -          166,433
  Liquid sales. . . . . . . . .              -                   -          56,190               -             -           56,190
  Other . . . . . . . . . . . .           7,170              13,979          7,806            2,424         1,642          33,021
                                       ________           _________       ________         ________      ________     ___________
  Total nonaffiliated . . . . .         683,054             115,276        162,577           36,616         1,642         999,165
Affiliated. . . . . . . . . . .           2,386              33,178          1,373            4,988       (41,925)             -
                                       ________           _________       ________         ________      ________     ___________
  Total operating revenues. . .         685,440             148,454        163,950           41,604       (40,283)        999,165


Operating expenses
Purchased gas . . . . . . . . .         393,644              11,347          8,500           32,495       (40,975)        405,011
Liquids, capacity and other
  products purchased. . . . . .              -               12,548         30,520            1,237            -           44,305
Operation expense . . . . . . .          81,117              32,240         39,967            6,599        (3,213)        156,710
Maintenance . . . . . . . . . .          11,836               5,402          2,526               12           431          20,207
Depreciation and amortization .          20,258              16,127         45,723              673           877          83,658
Taxes, other than income taxes.          40,962               9,286          2,065              128         1,983          54,424
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .         137,623              61,504         34,649              460           614         234,850
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .          44,576              22,874          8,760              663        (7,376)         69,497
Interest revenues . . . . . . .             122                 868            450              554          (470)          1,524
Equity in earnings of
  equity investees. . . . . . .              -                2,719          1,158              752            -            4,629
Other revenues-net. . . . . . .           1,190                (410)            33              754        (5,243)         (3,676)
Interest charges. . . . . . . .          13,419               5,345          5,337            1,648         4,048          29,797
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $ 80,940           $  36,462       $ 22,193         $    209      $ (1,771)     $  138,033
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .            95.1                  -            39.5             11.8          (1.7)          144.7
                                           ====               =====           ====             ====         =====           =====

Gas Transportation (In Bcf). . .           62.8               215.7             .1               -          (52.5)          226.1
                                           ====               =====           ====             ====         =====           =====
_________________________________________________________________________________________________________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts are realized in the first quarter of the year. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current and prior year quarter periods, available cash was used to repay commercial paper borrowings during the first quarter of 1999 and to make additional investments in Argentina and Australia during the first quarter of 1998.

Due to the significant amount of revenues generated during the first quarter, the balance sheet at the end of March typically shows an increase in cash and temporary cash investments and an increase in accounts receivable over balances at the end of the previous year. However, the balance of cash and temporary cash investments at March 31, 1999, is less than the balance at December 31, 1998, due largely to the net repayment of commercial paper borrowings noted above.

The inventory of stored gas was reduced during the first quarter of the year due to the demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. The amount charged to expense in the first three months of 1999 was $108.1 million compared to $73.8 million in the first quarter of 1998. As the volume of gas withdrawn from storage is replaced either partially or in its entirety later in the year, the liability is eliminated. In the event the inventory is not entirely replaced, any remaining liability is eliminated by an adjustment to purchased gas expense.

During the remainder of 1999, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation. The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements.

The Company has a $775 million short-term credit agreement with a group of banks, which is scheduled to expire on June 25, 1999; however, the Company expects that this agreement will be renewed or replaced with a comparable agreement. Borrowings under the credit agreement may be used for general corporate purposes, including the support of commercial paper notes, and to temporarily finance capital expenditures. There were no amounts outstanding under this credit agreement at March 31, 1999. If necessary, additional external financing during the remainder of 1999 could be obtained through the issuance of new debt and/or equity securities. In this regard, the Company has a shelf registration with the SEC that permits the sale of up to $338.3 million of debt or equity securities. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions. Reference is made to Note 2 to the consolidated financial statements, page 5, for a discussion of the proposed merger between the Company and DRI. Due to the proposed merger, Fitch IBCA, Moody's Investors Service and Standard & Poor's are reviewing the Company's rated debt for possible downgrade.

In connection with this discussion of financial condition, reference is also made to Notes 4, 6, and 7 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(ALL PER SHARE REFERENCES, UNLESS INDICATED, ARE STATED AS BASIC EARNINGS PER SHARE.)

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

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     SYSTEM RESULTS
The Company reported net income for the first three months of 1999 of $139.0 million, or $1.46 per share, compared with net income of $77.9 million, or $.84 per share, in the first three months of 1998. Earnings for the first quarter of 1998, however, include charges in connection with the Company's decision to discontinue its wholesale energy trading and marketing operations amounting to $60.1 million after taxes, or $.64 per share (see Note 5 to the consolidated financial statements, page 6). Income from continuing operations in the first quarter of 1998 was $138.0 million, or $1.48 per share.

Results for the first quarter of 1999 reflect the effects of colder weather and increased gas and oil production compared with the prior year quarter. However, the impact of these positive factors were mitigated by sharply lower average wellhead prices for natural gas and oil.

Weather in the Company's retail service territories in the 1999 first quarter was 20.0% colder than 1998 but 4.6% warmer than normal. The colder weather in 1999 resulted in higher space-heating sales by the Company's distribution subsidiaries and increased transportation volumes by the transmission operations.

     OPERATING REVENUES

Regulated gas sales revenues increased $14.8 million, to $626.7 million, in the first three months of 1999 compared to the prior year period, as sales volumes increased 12.2 billion cubic feet (Bcf) to 107.1 Bcf due to colder weather. Sales volumes increased during the 1999 quarter for the Company's residential and commercial customers, while sales volumes declined slightly for industrial customers. Average sales rates for all three customer groups declined compared to the prior year quarter reflecting lower purchased gas prices in 1999. Nonregulated gas sales revenues increased $20.3 million, to $151.9 million, with sales volumes increasing 14.3 Bcf to 64.1 Bcf, due in large part to gas sales in 1999 by CNG Field Services Company (CNG Field Services, formerly CNG Storage Service Company).

Gas transportation and storage revenues increased $17.8 million in the first three months of 1999, to $184.2 million. Gas transportation revenues increased $18.7 million compared to 1998 as higher volumes more than offset the effect of lower average rates.

Other operating revenues decreased $5.6 million in the first three months of 1999, to $83.6 million. Revenues from the sale of oil and condensate production decreased $5.7 million due to lower prices. Revenues from the sale of products extracted from natural gas decreased $5.3 million in the first quarter of 1999 due largely to lower sales rates for by-products at CNG Transmission Corporation (CNG Transmission). Other revenues increased $5.4 million in the first quarter of 1999 due to increases in various revenue categories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     OPERATING EXPENSES

Operating expenses, excluding income taxes, increased $38.8 million in the first three months of 1999, to $803.1 million. Total purchased gas expense increased $10.5 million, to $415.5 million. Increased volume requirements in connection with colder weather during the first quarter of 1999, partially offset by lower average purchase prices, was the primary reason for the increase. Liquids, capacity and other products purchased increased $13.7 million, to $58.0 million, due chiefly to increased purchases of pipeline capacity by CNG Transmission. Combined operation and maintenance expense in the first quarter of 1999 was $176.2 million, down slightly compared to the prior year period. Depreciation and amortization increased $3.6 million, to $87.3 million, due chiefly to higher gas and oil production in the 1999 first quarter. Taxes, other than income taxes, increased $11.7 million, to $66.1 million, due primarily to the timing of the recognition of certain taxes by one of the distribution subsidiaries.

Income taxes increased $6.2 million in the first quarter of 1999 reflecting higher pretax income and a higher effective tax rate compared to the first quarter of 1998.

     OTHER INCOME

Total other income declined $1.9 million, to $.5 million, in the first quarter of 1999. Interest revenues were $.7 million in the first quarter of 1999, down $.8 million compared to the prior year quarter reflecting lower interest rates. "Other-net" decreased $1.1 million during the 1999 first quarter due largely to lower income from equity investments.

     INTEREST CHARGES

Total interest charges decreased slightly in the first quarter of 1999, to $29.1 million, compared to the prior year quarter.

In connection with the discussion of results of operations, reference is also made to Notes 2, 4, and 5 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BUSINESS SEGMENT RESULTS

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $156.6 million in the first three months of 1999, up $19.0 million from the 1998 quarter due chiefly to colder weather. Distribution throughput in the first quarter of 1999 increased 15.1 Bcf, to 173.0 Bcf, reflecting weather that was colder than 1998. The effect of lower combined operation and maintenance expense in the first quarter of 1999 also contributed to improved results. However, improved results in 1999 were partially mitigated by higher taxes, other than income taxes.

Residential gas sales volumes increased 10.3 Bcf in the first three months of 1999 to 83.1 Bcf. The distribution operations transported 7.7 Bcf of gas in the first quarter of 1999, compared to 4.7 Bcf in the prior year quarter, on behalf of former residential sales customers who now purchase gas from other suppliers, including CNG Retail. Sales to commercial customers increased 1.9 Bcf to 22.9 Bcf while volumes transported to these customers decreased .6 Bcf to 18.1 Bcf. Total deliveries to industrial customers increased .8 Bcf, to 39.1 Bcf, compared with the prior year. Industrial transport volumes were up .8 Bcf to 38.1 Bcf, while sales volumes were unchanged from the prior year at 1.0 Bcf. Off-system transport volumes were down .4 Bcf in the 1999 quarter, to 1.7 Bcf.

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the 1999 first quarter was $68.3 million, up $6.8 million from $61.5 million in the 1998 first quarter. The improvement in operating results was due principally to the benefits of a rate case settlement recognized in the 1999 first quarter, partially offset by the effect of lower rates for natural gas by-products. Transmission throughput increased 37.0 Bcf in the first quarter of 1999, to 252.7 Bcf, due largely to colder weather in the northeast in 1999.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $18.0 million in the first three months of 1999, compared to $34.7 million in the first quarter of 1998. Results for the first quarter of 1999 reflect the impact of sharply lower average gas and oil wellhead prices that more than offset the effects of higher gas and oil production.

The Company's average gas wellhead price was $2.01 per thousand cubic feet
(Mcf) in the 1999 first quarter, $.49 per Mcf lower than the 1998 quarter but still favorable in comparison with industry-wide prices in 1999. Gas production in the first three months of 1999 was 42.4 Bcf, up 4.9 Bcf from
37.5 Bcf in 1998. The increase in gas production was due chiefly to the Nautilus/Atlantis/Nemo complex in the Gulf of Mexico that began production in late 1998. The Company's average oil wellhead price was $8.76 per barrel in the first quarter of 1999, compared to $12.49 in the prior year period. Oil production in the first quarter of 1999 was 2.3 million barrels, up 11% from
2.1 million barrels in 1998. The increase in oil production was due largely to higher production from Neptune, a deepwater project in the Gulf of Mexico.

     OTHER

Operating income before income taxes for "Other" increased $2.8 million in the first quarter of 1999 compared to the prior year period. The increase reflects higher operating income at CNG Field Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended March 31, 1999 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $2,807,689
Operating expenses.....................................              2,302,094
    Operating income before income taxes...............                505,595
Income taxes...........................................                135,815
Other income...........................................                 32,732
Interest charges.......................................                113,847
Income from continuing operations......................                288,665
Discontinued operations................................                 11,193
    Net income.........................................             $  299,858
    Earnings per common share -- basic.................                  $3.14*
    Earnings per common share -- diluted...............                  $3.11*
Times fixed charges earned.............................                   4.12
______________________________________________________________________________
*Includes income from discontinued operations of $.12 per share - basic ($.11 per share - diluted).

OTHER INFORMATION

YEAR 2000 TECHNOLOGY ISSUE

Reference is made to Exhibit 99 to the Company's 1998 Form 10-K regarding the Company's approach to addressing the Year 2000 technology issue.

PROJECT STATUS
The following summarizes the Company's progress in the major project areas through March 31, 1999:

                                           PHASE
                                                                              Continuity
PROJECT AREA     Inventory      Assessment     Repair/       Testing          Planning
                                               Replace
APPLICATION
SYSTEMS           Complete      Complete      In progress    In progress      In progress

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

TECHNICAL
INFRASTRUCTURE    Complete      Complete      In progress    In progress      In progress

PHYSICAL
INFRASTRUCTURE    In progress   In progress   In planning    In planning      In planning

BUSINESS          Ongoing       Ongoing       Not            Not              In progress
PARTNERS AND      process       process       applicable     applicable
SUPPLIERS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


APPLICATION SYSTEMS. During the assessment phase, approximately 80 application systems were identified requiring some degree of repair or replacement. However, the Company's actions to upgrade to newer, more functional versions of vendor software have mitigated many existing year 2000 issues. These upgrade activities will continue through mid-1999. Repair and replacement activities for internally developed application systems began in March 1998 and all critical activities were completed at March 31, 1999. Testing of all critical application systems is scheduled to be completed by June 30, 1999, while less critical replacement activities will continue into the third quarter of 1999. Reference is made to "Risks," page 17, for information on the status of the development of a new revenue and customer information system for the distribution subsidiaries called "CAMP."

PROCESS CONTROL COMPONENTS. For process control components inventoried by the Company, approximately 43% are not date sensitive, and therefore are not affected by year 2000 issues. For date sensitive components, the Company is experiencing via testing activities a year 2000 failure rate of approximately 2% to 3%. Replacement of a small number of non-compliant components will continue through the remainder of 1999 as year 2000 compliant upgrades and replacements become available from vendors. Unit testing activities are approximately 74% complete, while system testing of the interaction of process control components began in April 1999.

TECHNICAL INFRASTRUCTURE. Technical infrastructure has been analyzed directly with vendors and via the use of an external vendor research database service. This information is being used to guide year 2000 upgrades of infrastructure as necessary. Repair, replacement and testing activities are approximately 92% complete for all categories of technical infrastructure, while efforts in the critical area of application servers are 93% complete. The Company completed a substantial portion of year 2000 upgrades by the end of 1998, and is continuing with testing in 1999. The Company is also closely monitoring the status of vendor-supplied products to ensure their continuing year 2000 compliance.

The Company has completed an inventory of its desktop personal computers and continues to deploy updated desktop infrastructure that is year 2000 ready concurrent with the implementation of various new application systems. The Company has completed testing to confirm year 2000 readiness of this infrastructure and associated software, and is installing software upgrades and hardware replacements. The Company is also examining the year 2000 aspects of user-created desktop files, applications and spreadsheets. This activity will continue throughout 1999.

PHYSICAL INFRASTRUCTURE. The Company has completed an inventory of gas and non-gas related physical infrastructure components that may be subject to year 2000 problems. Of the facilities inventoried, 111 are considered critical.
By mid-1999, analysis efforts will be completed and any necessary repairs, particularly as they relate to gas-related facilities, will be performed. Where facilities are leased, the Company has identified and contacted building managers/lessors to ensure they are actively addressing the year 2000 issue as a primary effort in continuity planning.

BUSINESS PARTNER AND VENDOR RELATIONSHIPS. Strategic business partner and vendor relationships have been identified and assessment continues via questionnaires and interviews. Over 1,200 business partner and vendor relationships had been identified and queried. Of the business partners and vendors identified, only about 250 have been prioritized as strategic to key Company business processes. Of these strategic relationships, over 50% have already reported to the Company that they are either compliant or making good progress in mitigating any year 2000 issues. The Company will continue to prioritize, identify and assess business partner and vendor relationships until significant areas of risk have been identified and mitigated, and is also preparing contingency plans in the event mitigation efforts are not successful. The Company's analysis includes the year 2000 status of operations in Argentina and Australia in which the Company has investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONTINUITY PLANNING. This project seeks to complement year 2000 activities that have been performed to date by ensuring that critical business processes are operational during and after the date change. Business continuity planning consists of developing and testing different types of plans, including a "zero day" plan, a continuity plan and a recovery plan. The Company has completed development of continuity planning methodology and has identified critical business processes throughout the Company. Business continuity managers have been identified and trained in the continuity planning methodology, and are currently engaged in building continuity plans. This activity is expected to be completed in July 1999. Methodology is now being developed and implemented for testing plans as they are completed. Through continuity planning, the Company is also identifying capital improvements which are necessary to support the various continuity plans. While the Company is not yet able to estimate the cost of these capital upgrades, such costs are not expected to be material.

COSTS
Based upon project status as described above, the Company expects to spend a total of approximately $20.4 million in connection with its Year 2000 Project Office efforts, its use of external consultants and the remediation of affected application systems. This estimate includes $4.9 million of capitalized costs for hardware and software used (or expected to be used) in the testing phase, and for application system and technical infrastructure replacements. This estimate excludes costs incurred or expected to be incurred in connection with the development and installation of major new application systems which are expected to be year 2000 ready, the Company's potential share of year
2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator, and internal labor costs other than those of the core Project Office. As of March 31, 1999, the Company has incurred costs approximating $5.5 million (of which $1.9 million has been capitalized) in connection with its year 2000 efforts. Total costs incurred as of March 31, 1999, as a proportion of the total year 2000 budget, is not indicative of the progress of the project; substantial completion of all critical areas is expected by June 30, 1999.

RISKS
Significant progress continues in the development of CAMP for use at Hope Gas and EOG Energy Choice. However, previous technical difficulties and delays have caused the Company to invoke a contingency plan which involves renovation of the current revenue application system for the other distribution subsidiaries and 20 related application systems to make such systems year
2000 ready. These current systems collectively address the business processes which were to be handled by CAMP. Renovation activities have been completed in connection with this contingency plan and implementation, including testing, is scheduled to be completed by August 1999. Under a worst case scenario, the current revenue application systems would not be year 2000 ready by the end of 1999 for the other distribution subsidiaries and CAMP would not be successfully implemented or year 2000 ready at Hope Gas and EOG Energy Choice. The estimate of $20.4 million referred to above includes approximately $3.4 million of costs in connection with the CAMP contingency plan. Concurrent with this effort, the Company is continuing the development of CAMP and has capitalized $56.7 million related to this project as of March 31, 1999. The CAMP core software is a licensed product of the Company's independent accountants, PricewaterhouseCoopers LLP (PwC), and PwC is the primary information systems consultant on this project.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

EXPLORATION AND PRODUCTION

CNG Producing Company, acting alone or with partners, was the high bidder on nine tracts offered at the federal government's March 17, 1999 Gulf of Mexico lease sale. The Company's bids totaled $7.3 million for the properties, six of which are located in deepwater areas of the Gulf of Mexico. The Company's working interests in three of the deepwater properties would be 100% each, while working interests in the other three deepwater tracts would be 50% each. The Company would have 100% working interests in two of the three remaining properties and a 33.3% interest in the third. Two of the deepwater bids have been accepted by the government and the remaining seven bids are still subject to acceptance.

OTHER

On April 14, 1999, CNG Power Company, a wholly-owned subsidiary of the Company, and DRI signed an agreement (Agreement) to develop natural gas-fired power generation facilities along the Company's natural gas pipeline system. Under the terms of the Agreement, the companies have identified 45 potential development sites along the Company's natural gas pipeline network in Ohio, Pennsylvania, New York, West Virginia and Virginia. A separate development entity is to be formed for each suitable site pursuant to an operating agreement or other appropriate documents to be mutually agreed upon between the parties. Affiliates of the Company and DRI will develop, own, operate and maintain the facilities on an equal basis.

The Company has guaranteed the performance of CNG Power Company under the Agreement. The Agreement is not conditioned upon the proposed merger of the Company and DRI (see Note 2 to the consolidated financial statements, page 5).

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

                                  *********
In connection with the financial information included in PART I of this report, reference is made to the Company's 1998 Form 10-K, including Exhibit 99 thereto.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material new legal proceedings instituted in the first quarter of 1999, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1998 Form 10-K as then pending, except as noted below.

On April 20, 1999, the Company and the directors party to the suit were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. The Complaint was filed in the Delaware Court of Chancery on April 20, 1999. The Complaint seeks injunctive relief in the form of an order to the individual Board members to sell the Company for the highest value to the shareholders, an accounting of any damages resulting from any failure to sell the Company for the highest value, a determination with respect to the reasonableness of the break-up fee in the agreement with DRI and other miscellaneous relief.
The Complaint also seeks an award of costs and attorneys' fees. The Company is aware that several additional purported Class Action Complaints against the Company and its directors seeking essentially the same relief were filed in the same court on April 20, 1999, and May 12, 1999, but those Complaints have not yet been served.

ITEM 2.     CHANGES IN SECURITIES
(a)     See response to Item 6. below re: March 4, 1999 filing.
(b)     Limitations on the payment of dividends by the Company are set forth in
Note 7 to the consolidated financial statements, page 7, and reference is made thereto.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.     OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.     EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

On March 1, 1999, the Company filed a Current Report on Form 8-K regarding its proposed merger with DRI (see Note 2 to the consolidated financial statements, page 5).

On March 4, 1999, the Company filed a Registration Statement on Form 8-A/A which included, as Exhibits, Amendment Nos. 1 and 2 to the Consolidated Natural Gas Company Rights Agreement (Rights Agreement). The Rights Agreement was initially filed with the SEC on January 23, 1996, as an Exhibit to a Current Report on Form 8-K.

On May 7, 1999, the Company filed a Current Report on Form 8-K regarding the Company's adoption of amendments to the Severance Pay Policy of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union.

ITEM 6.     EXHIBITS, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1999 and 1998

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1999

  (27)  Financial Data Schedule has been filed electronically

  (99) Press Release, dated May 11, 1999, regarding the Company's amended merger agreement with DRI
______________________________________________________________________________

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



                                           CONSOLIDATED NATURAL GAS COMPANY
                                       _______________________________________
                                                     (Registrant)



                                                     D. M. Westfall
                                       _______________________________________
                                        D. M. Westfall, Senior Vice President,
                                                Nonregulated Business
                                              and Chief Financial Officer



                                                    S. R. McGreevy
                                       _______________________________________
                                            S. R. McGreevy, Vice President,
                                            Accounting and Financial Control

May 14, 1999

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months ended March 31, 1999 and 1998 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended March 31, 1999 is filed herewith

(27)   Financial Data Schedule is filed herewith

(99) Press Release, dated May 11, 1999, regarding the Company's amended merger agreement with DRI is filed herewith
______________________________________________________________________________