Form 10-Q
period 1999-06-30
CONSOLIDATED NATURAL GAS CO
filed 1999-08-03
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED

                          JUNE 30, 1999




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at July 23,
1999:   95,928,496

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 1999


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1999 and 1998....      1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at June 30, 1999 (Unaudited), and December 31, 1998..........      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Six Months Ended June 30, 1999 and 1998..............      3

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
    for the Three and Six Months Ended June 30, 1999 and 1998....      4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................     13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK............................................     23

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     24

ITEM 2.   CHANGES IN SECURITIES..................................     24

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     24

ITEM 5.   OTHER INFORMATION......................................     25

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     25


SIGNATURES.......................................................     27

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

____________________________________________________________________________________________________________
                                                                  Six Months to           Three Months to
                                                                     June 30                  June 30
                                                            ________________________  ______________________
                                                               1999          1998         1999        1998
____________________________________________________________________________________________________________
OPERATING REVENUES
Regulated gas sales..............................           $  822,121    $  819,618   $ 195,361    $207,672
Nonregulated gas sales...........................              287,236       239,403     135,366     107,828
                                                            __________    __________  __________    ________
    Total gas sales..............................            1,109,357     1,059,021     330,727     315,500
Gas transportation and storage...................              304,480       286,918     120,258     120,485
Other............................................              199,046       183,654     115,450      94,443
                                                            __________    __________  __________    ________
    Total operating revenues (Note 3)............            1,612,883     1,529,593     566,435     530,428
                                                            __________    __________  __________    ________

OPERATING EXPENSES
Purchased gas....................................              533,823       527,109     118,349     122,098
Liquids, capacity and other products purchased...              119,275        73,057      61,241      28,752
Operation expense................................              311,101       306,551     158,928     149,841
Maintenance......................................               48,466        39,998      24,427      19,791
Depreciation and amortization....................              181,896       169,224      94,576      85,566
Taxes, other than income taxes...................              109,304        95,094      43,203      40,670
                                                            __________    __________  __________    ________
    Subtotal.....................................            1,303,865     1,211,033     500,724     446,718
                                                            __________    __________  __________    ________
    Operating income before income taxes.........              309,018       318,560      65,711      83,710
Income taxes.....................................               31,687        84,874     (43,976)     15,377
                                                            __________    __________  __________    ________
    Operating income.............................              277,331       233,686     109,687      68,333
                                                            __________    __________  __________    ________

OTHER INCOME (DEDUCTIONS)
Interest revenues................................                1,235         1,884         581         360
Merger-related expense (Note 2) .................             (165,338)           -     (165,338)         -
Other-net........................................                3,577         7,016       3,722       6,063
                                                            __________    __________  __________    ________
    Total other income (deductions)..............             (160,526)        8,900    (161,035)      6,423
                                                            __________    __________  __________    ________
    Income (loss) before interest charges........              116,805       242,586     (51,348)     74,756
                                                            __________    __________  __________    ________

INTEREST CHARGES
Interest on long-term debt.......................               52,185        54,426      25,625      26,029
Other interest expense...........................               11,236         7,629       5,944       4,106
Allowance for funds used during construction.....               (5,579)       (4,316)     (2,893)     (2,193)
                                                            __________    __________  __________    ________
    Total interest charges.......................               57,842        57,739      28,676      27,942
                                                            __________    __________  __________    ________

INCOME (LOSS) FROM CONTINUING OPERATIONS.........               58,963       184,847     (80,024)     46,814

DISCONTINUED OPERATIONS (Note 5)
Loss from discontinued energy marketing
  services operations, net of applicable
  tax benefit....................................                   -        (17,238)         -           -
Income (loss) from disposal of energy marketing
  services operations, including provision for
  operating losses during the phase out period,
  net of applicable tax or tax benefit...........                   -        (31,911)         -       10,989
                                                             _________     __________   ________    ________
NET INCOME (LOSS)................................            $  58,963     $ 135,698    $(80,024)   $ 57,803
                                                             =========     =========    ========    ========

EARNINGS PER COMMON SHARE -- BASIC
  Income (loss) from continuing operations (Note 8)               $.62         $1.96       $(.84)       $.49
  Loss from discontinued operations..............                    -          (.18)          -           -
  Income (loss) from disposal of
    discontinued operations......................                    -          (.34)          -         .12
                                                                 _____         _____       _____       ____
NET INCOME (LOSS)................................                 $.62         $1.44       $(.84)       $.61
                                                                 =====         =====       =====        ====

EARNINGS PER COMMON SHARE -- DILUTED
  Income (loss) from continuing operations (Note 8)               $.61         $1.92       $(.83)       $.49
  Loss from discontinued operations..............                    -          (.17)          -           -
  Income (loss) from disposal of
    discontinued operations......................                    -          (.33)          -         .11
                                                                 _____         _____        ____        ____
NET INCOME (LOSS)................................                 $.61         $1.42       $(.83)       $.60
                                                                 =====         =====        ====        ====
_____________________________________________________________________________________________________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                       At June    At December
                                                       30, 1999      31, 1998
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS
PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 5,169,140  $ 5,091,793
Accumulated depreciation and amortization......       (2,072,236)  (1,999,484)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,096,904    3,092,309
                                                     ___________  ___________
Exploration and production properties..........        4,266,977    4,080,672
Accumulated depreciation and amortization......       (2,830,706)  (2,734,517)
                                                     ___________  ___________
     Net exploration and production properties.        1,436,271    1,346,155
                                                     ___________  ___________
     Net property, plant and equipment.........        4,533,175    4,438,464
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............           78,884      135,453
Accounts receivable, less allowance for
  doubtful accounts............................          386,608      562,297
Gas stored - current portion...................           37,357      120,665
Materials and supplies (average cost method)...           30,046       27,940
Unrecovered gas costs..........................           20,697       34,860
Deferred income taxes - current (net)..........           16,347       21,786
Prepayments and other current assets...........          201,319      258,899
                                                     ___________  ___________
     Total current assets......................          771,258    1,161,900
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Other investments .............................          311,201      302,307
Deferred charges and other assets..............          480,303      459,229
                                                     ___________  ___________
     Total regulatory and other assets.........          791,504      761,536
                                                     ___________  ___________
     Total assets..............................      $ 6,095,937  $ 6,361,900
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1999 - 95,948,802 shares;
    1998 - 95,944,551 shares)..................      $   263,860  $   263,848
  Capital in excess of par value...............          567,349      571,972
  Retained earnings............................        1,559,552    1,591,543
  Treasury stock, at cost (1999 - 2,865
    shares; 1998 - 495,123 shares).............             (167)     (26,359)
  Unearned compensation........................               -        (1,396)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,390,594    2,399,608
Long-term debt.................................        1,380,289    1,379,729
                                                     ___________  ___________
     Total capitalization......................        3,770,883    3,779,337
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........            7,125      111,125
Commercial paper...............................          450,903      558,900
Accounts payable...............................          307,084      423,695
Estimated rate contingencies and
  refunds (Note 4).............................           49,776       78,266
Amounts payable to customers...................           36,989       48,339
Taxes accrued..................................           56,473      122,788
Temporary replacement reserve - gas
  inventory....................................           43,326           -
Other current liabilities......................          307,115      201,224
                                                      __________   __________
     Total current liabilities.................        1,258,791    1,544,337
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          811,375      780,928
Accumulated deferred investment tax credits....           23,389       24,475
Deferred credits and other liabilities.........          231,499      232,823
                                                     ___________  ___________
     Total deferred credits....................        1,066,263    1,038,226
                                                     ___________  ___________
COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________
     Total stockholders' equity and liabilities      $ 6,095,937  $ 6,361,900
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                        Six Months to June 30
                                                        _____________________
                                                          1999         1998*
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................       $  58,963   $ 184,847
Adjustments to reconcile income from continuing
  operations to net cash provided by
  operating activities
    Depreciation and amortization................         181,896     169,224
    Pension cost (credit)-net....................         (33,990)    (28,255)
    Stock award amortization.....................           6,635       4,082
    Deferred income taxes-net....................          29,884     (11,946)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         175,510     233,408
      Inventories................................          81,202      47,430
      Unrecovered gas costs......................          14,163      26,155
      Accounts payable...........................        (121,224)   (117,828)
      Estimated rate contingencies and refunds...         (28,490)     19,092
      Amounts payable to customers...............         (11,350)     35,878
      Taxes accrued..............................         (66,315)    (18,573)
      Temporary replacement reserve - gas
        inventory................................          43,326      21,527
      Other-net..................................         162,280       7,526
    Changes in other assets and
      other liabilities..........................          11,085      23,419
    Other-net....................................             120       1,543
                                                        _________   _________
        Net cash provided by continuing operations        503,695     597,529

    Net cash provided by
        discontinued operations...................          1,955      45,439
                                                        _________   _________
        Net cash provided by operating activities         505,650     642,968
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions..        (274,803)   (233,226)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (2,951)     (2,980)
Cost of other investments........................          (5,020)   (197,725)
                                                        _________   _________
        Net cash used in continuing operations...        (282,774)   (433,931)

Net cash used in discontinued operations.........              -       (1,697)
                                                        _________   _________
        Net cash used in investing activities....        (282,774)   (435,628)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................             196       9,893
Repayments of long-term debt.....................        (104,000)   (161,698)
Commercial paper-net.............................        (107,009)    144,888
Dividends paid...................................         (92,556)    (92,831)
Purchase of treasury stock.......................         (11,253)   (252,510)
Sale of treasury stock...........................          32,520     161,712
Other-net........................................              -          (71)
                                                        _________   _________
        Net cash used in financing activities....        (282,102)   (190,617)
                                                        _________   _________
        Net increase (or decrease) in cash and
        temporary cash investments...............         (59,226)     16,723

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.         138,112      65,035
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30...       $  78,886   $  81,758
                                                        =========   =========
Continuing operations............................       $  78,884   $  72,507
Discontinued operations..........................               2       9,251
                                                        _________   _________
        Total cash and temporary cash investments
        at June 30...............................       $  78,886   $  81,758
                                                        =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  59,397   $  62,538
  Income taxes (net of refunds)..................       $  15,951   $  59,199
Non-cash financing activities
  Issuance of common stock under benefit plans...       $     191   $     773
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      -    $  88,467
_____________________________________________________________________________
*Certain amounts reclassified for comparative purposes.
 The Notes to Consolidated Financial Statements are an integral part of this statement.
                                       3

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)

_____________________________________________________________________________________
                                  Six Months to June 30       Three Months to June 30
                                  ______________________     ________________________
                                   1999          1998           1999         1998
_____________________________________________________________________________________
NET INCOME (LOSS).............     $58,963      $135,698      $(80,024)     $57,803

OTHER COMPREHENSIVE INCOME,
   NET OF TAX
   Foreign currency
   translation adjustment.....       1,707           323         1,087           35
                                   _______      ________      ________      _______

COMPREHENSIVE INCOME (LOSS)...     $60,670      $136,021      $(78,937)     $57,838
                                   =======      ========      ========      =======
____________________________________________________________________________________

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

(2) On February 22, 1999, the Company and Dominion Resources, Inc. (DRI) announced that a definitive merger agreement was approved by the boards of directors of both companies. DRI is a holding company with businesses in regulated and competitive electric power, natural gas and oil development and selected financial services. DRI's principal business subsidiary is Virginia Electric and Power Company, a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy in Virginia and northeastern North Carolina.

On April 18, 1999, the Company received an unsolicited merger proposal from Columbia Energy Group (Columbia).

The Company announced on May 11, 1999 that, after careful consideration, the Board of Directors had unanimously rejected the Columbia proposal. In addition, on May 11, 1999, the Company announced that the Board of Directors had unanimously approved an Amended and Restated Agreement and Plan of Merger (Amended Plan of Merger) with DRI. Under the Amended Plan of Merger, the Company's shareholders would receive a combination of DRI common stock and cash with an aggregate firm value of $66.60 per share of common stock. Up to 60% of the consideration to the Company's shareholders will be in the form of DRI common stock and the balance will be in cash. The merger transaction is conditioned, among other things, upon the approvals of shareholders of both companies, opinions of counsel on the tax-free nature of the stock portion of the transaction, approvals of various federal regulatory agencies, and the completion of regulatory processes in the states where the combined company will operate. The transaction is not conditioned upon obtaining financing.

The Company and DRI filed a definitive joint proxy statement/prospectus with the SEC on May 25, 1999 in connection with the planned merger.

On June 24, 1999, the Pennsylvania Public Utility Commission approved the planned merger.

On June 30, 1999, the Company held a special meeting of shareholders to vote on the approval and adoption of the Amended Plan of Merger with DRI
(see Part II, ITEM 4., "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS," page 24). Also on that date, DRI held a similar meeting with its shareholders. The shareholders of both CNG and DRI voted to approve the merger of the two companies.

The approval of the merger constituted a change of control as defined in the Company's stock incentive plans. Accordingly, the vesting of stock options and certain other stock awards was accelerated pursuant to the provisions of the plans and/or award agreements. Also, the change of control effectively granted limited stock appreciation rights to holders of vested stock options and certain other stock awards. Specifically, during the period July 1, 1999 through August 29, 1999, the plan and/or award agreements permit employees to elect to receive a cash payment in exchange for surrendering vested stock options and awards. This provision covers outstanding vested stock options granted since 1989 to approximately 700 employees. The amount received will be based on the value determined per the associated plans, which considers the option exercise price, award value, and the change of control price as defined in the plans. Based on the value of the awards expected to be surrendered and cashed out, the Company recognized a charge to Other Income (Deductions)for the quarter ended June 30, 1999. This charge amounted to $153.5 million and reduced second quarter net income by $96.8 million, or $1.01 per share.

The Company also recorded charges to Other Income (Deductions)for the quarter ended June 30, 1999 amounting to $11.8 million representing direct incremental costs of the pending merger (including fees of financial advisors, legal counsel and related costs). These charges reduced second quarter net income by $.12 per share. The Company expects to incur additional direct incremental costs of approximately $11 million in connection with the pending merger during the remainder of 1999.

The companies have applied for and expect to receive required SEC approval of the merger under the Public Utility Holding Company Act of 1935 (PUHCA). It is expected that DRI will become a registered holding company under PUHCA at the time of the merger. Under one of the proposed structures, the Company will become a wholly owned subsidiary of DRI. The Company's subsidiaries will remain as such, with the Company remaining a registered holding company under PUHCA.

     SUBSEQUENT EVENT

The Public Service Commission of West Virginia approved the pending merger on July 27, 1999.

(3) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(4) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $38.8 million and $59.9 million at June 30, 1999, and December 31, 1998, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $11.0 million and $18.4 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

(5) During April 1998, management approved a plan to discontinue the Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. On July 31, 1998, the sale of the capital stock of CNG Energy Services Corporation, formerly a wholly-owned subsidiary of the Company, to Sempra Energy Trading, a subsidiary of Sempra Energy, was finalized. Included in the transaction were contracts for the purchase and sale of natural gas as well as rights to natural gas pipeline and storage capacity, mainly in the Northeast and Mid-Atlantic regions, and related working capital. Proceeds of $37.4 million were received from the sale of the stock, as adjusted for working capital items. The Company's transition out of the wholesale gas business was substantially complete at December 31, 1998.
The remaining net liabilities associated with discontinued operations at June 30, 1999 and December 31, 1998 were not material.

The results of operations of these activities for the three- and six-month periods ended June 30, 1998 are classified as "Discontinued Operations" in the Consolidated Statement of Income. Cash flows in connection with operating and investing activities for discontinued operations are reported separately in the Condensed Consolidated Statement of Cash Flows. There were no cash flows provided by, or used in, financing activities related to discontinued operations.

Summarized results of operations of the discontinued operations are as follows:

_______________________________________________________________________________
                                     Six Months to         Three Months to
                                     June 30, 1998           June 30, 1998
_______________________________________________________________________________
                                               (In Thousands)
Total operating revenues........       $ 792,586                 $     -
Operating expenses..............        (818,105)                      -
                                        ________                 ________
   Operating loss before
     income taxes...............         (25,519)                      -
Income tax benefit..............           9,011                       -
Other income....................              80                       -
Interest charges................            (810)                      -
                                        ________                 ________
Loss from discontinued
  operations....................       $ (17,238)                $     -
                                       =========                 ========

Estimated income (loss)
  from disposal before
  income taxes..................       $ (50,145)*              $ 15,855
Income tax
  (provision) benefit...........          18,234                  (4,866)
                                        ________                ________
Net income
  (loss) from disposal..........        $(31,911)*              $ 10,989
                                        ========                ========
______________________________________________________________________________

* Amounts include $22.3 million pretax provision ($14.4 million after taxes) for expected operating losses during the shutdown period.

The quarter ended June 30, 1998 includes a favorable adjustment to revise certain previous estimates of shut-down costs in light of terms included in the Company's agreement to sell the capital stock of CNG Energy Services Corporation.

(6) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1998, follows:

____________________________________________________________________________________________________________
                                        Common Stock
                                           Issued           Capital in                     Treasury Stock
                                    ____________________                                ____________________
                                       Number      Value     Excess of       Unearned      Number
                                    of Shares     at Par     Par Value   Compensation     of Shares     Cost
________________________________________________________________________________________________________________
                                                                 (In Thousands)
At December 31, 1998.............      95,945   $263,848      $571,972        $(1,396)       (495)    $ (26,359)
Common stock issued
  Stock options and awards.......           4         12           192             -           -             -
  Amortization and adjustment....          -          -             -           1,449          -             -
Purchase of treasury stock.......          -          -             -              -         (208)      (11,253)
Sale of treasury stock...........          -          -         (4,815)           (53)        700        37,445
                                       ______   ________      ________       ________      ______     _________
At June 30, 1999.................      95,949   $263,860      $567,349       $     -           (3)    $    (167)
                                       ======   ========      ========       ========      ======     =========
________________________________________________________________________________________________________________


(7) One of the indentures relating to the Company's debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $448.2 million of consolidated retained earnings was free from such restrictions at June 30, 1999.

(8) A reconciliation of the income from continuing operations and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 1999 and 1998 follows (income and share amounts in thousands):

___________________________________________________________________________________________________________________________

                                                      Six Months to June 30                     Three Months to June 30
                                               ________________________________           _________________________________
                                               Income From                                Income From                   Per
                                                Continuing            Per Share            Continuing                 Share
                                                Operations    Shares     Amount            Operations    Shares      Amount
___________________________________________________________________________________________________________________________
1999
Basic EPS.................................      $ 58,963      95,571      $.62             $(80,024)     95,763        $(.84)
                                                ========      ======      ====             ========      ======        =====
Effect of dilutive securities:
  Exercise of stock options...............                       560                                        717
  Vesting of performance shares...........                       441                                        454
                                                ________     _______                        _______      ______
Diluted EPS...............................      $ 58,963      96,572      $.61             $(80,024)     96,934        $(.83)
                                                ========     =======      ====             ========      ======        =====
_____________________________________________________________________________________________________________________________
1998
Basic EPS.................................      $184,847      94,234      $1.96             $46,814      95,447        $.49
                                                ========      ======      =====             =======      ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       628                                        651
  Vesting of performance shares...........                       374                                        380
  Conversion of 7 1/4% Convertible
  Subordinated Debentures.................         1,578       1,721                             -           -
                                                ________      ______                        _______      ______
Diluted EPS...............................      $186,425      96,957      $1.92             $46,814      96,478        $.49
                                                ========      ======      =====             =======      ======        ====
___________________________________________________________________________________________________________________________

___________________________________________________________________________________________________________________________

(9) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays, by one year, the effective date of SFAS No. 133. Accordingly, the Company must adopt the provisions of SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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


SIX MONTHS TO JUNE 30, 1999

Operating Revenues
Nonaffiliated
  Regulated gas sales . . . . .      $822,121           $     -         $     -         $     -      $      -         $  822,121
  Nonregulated gas sales. . . .            -                  -          186,595         100,641            -            287,236
  Gas transportation and
    storage . . . . . . . . . .       118,767            185,442             271              -             -            304,480
  Liquid sales. . . . . . . . .            -                  -          130,780              -             -            130,780
  Other . . . . . . . . . . . .        13,386             18,117          25,181          11,582            -             68,266
                                     ________           ________        ________         _______      ________        __________
     Total nonaffiliated. . . .       954,274            203,559         342,827         112,223            -          1,612,883
Affiliated. . . . . . . . . . .         3,636             61,516          23,014          12,617      (100,783)               -
                                     ________           ________        ________         _______      ________        __________
     Total operating revenues. .      957,910            265,075         365,841         124,840      (100,783)        1,612,883

Operating expenses
Purchased gas. . . . . . . . . .      498,402              7,767          18,133         105,766       (96,245)          533,823
Liquids, capacity and other
  products purchased . . . . . .           -              35,497          80,770           3,514          (506)          119,275
Operation expense. . . . . . . .      154,705             57,204          90,311          14,253        (5,372)          311,101
Maintenance. . . . . . . . . . .       24,948             12,126          11,020             117           255            48,466
Depreciation and amortization. .       38,686             27,987         111,345             887         2,991           181,896
Taxes, other than income taxes .       81,648             18,506           4,488             713         3,949           109,304
                                     ________           ________        ________         _______       _______        __________
     Operating income before
     income taxes. . . . . . . .      159,521            105,988          49,774            (410)       (5,855)          309,018
                                     ________           ________        ________         _______       _______        __________
Income taxes . . . . . . . . . .       46,383             37,732          10,444             532       (63,404)           31,687
Interest revenues. . . . . . . .           41              1,744             500             754        (1,804)            1,235
Equity in earnings of
  equity investees . . . . . . .           -               3,473           2,942             520            -              6,935
Merger-related expense . . . . .           -                  -               -               -        165,338           165,338
Other revenues-net . . . . . . .       (2,704)              (108)             60            (371)         (235)           (3,358)
Interest charges . . . . . . . .       23,679             11,951          13,084           1,131         7,997            57,842
                                     ________           ________        ________         _______       _______        __________
Income from continuing
  operations . . . . . . . . . .     $ 86,796           $ 61,414        $ 29,748         $(1,170)    $(117,825)       $   58,963
                                     ========           ========        ========         =======       =======        ==========

Gas Sales (In Bcf) . . . . . . .        135.2                -              95.8            45.4         (20.0)            256.4
                                        =====             =====             ====            ====         =====             =====

Gas Transportation (In Bcf). . .        112.5             365.5               .3              -         (100.8)            377.5
                                        =====             =====             ====            ====         =====             =====
_________________________________________________________________________________________________________________________________


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


SIX MONTHS TO JUNE 30, 1998

Operating revenues
Nonaffiliated
  Regulated gas sales . . . . .        $818,495           $      -        $     -          $  1,123       $    -       $  819,618
  Nonregulated gas sales. . . .              -                   -         192,976           46,427            -          239,403
  Gas transportation and
    storage . . . . . . . . . .         104,351             182,362            206               (1)           -          286,918
  Liquid sales. . . . . . . . .              -                   -         110,717               -             -          110,717
  Other . . . . . . . . . . . .          13,316              35,813         14,973            5,338         3,497          72,937
                                       ________           _________       ________         ________      ________     ___________
     Total nonaffiliated. . . .         936,162             218,175        318,872           52,887         3,497       1,529,593
Affiliated. . . . . . . . . . .           3,263              50,139          2,495            9,050       (64,947)             -
                                       ________           _________       ________         ________      ________     ___________
     Total operating revenues .         939,425             268,314        321,367           61,937       (61,450)      1,529,593


Operating expenses
Purchased gas . . . . . . . . .         504,215              23,323         15,904           46,647       (62,980)        527,109
Liquids, capacity and other
  products purchased. . . . . .              -               11,169         59,593            2,329           (34)         73,057
Operation expense . . . . . . .         151,426              63,283         81,406           10,736          (300)        306,551
Maintenance . . . . . . . . . .          22,536              12,155          4,236               35         1,036          39,998
Depreciation and amortization .          40,217              32,253         93,480            1,372         1,902         169,224
Taxes, other than income taxes.          68,890              18,432          3,871              266         3,635          95,094
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .         152,141             107,699         62,877              552        (4,709)        318,560
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .          44,988              34,172         14,792                9        (9,087)         84,874
Interest revenues . . . . . . .             224               2,184            588            1,100        (2,212)          1,884
Equity in earnings of
  equity investees. . . . . . .              -                4,558          2,140            1,368            -            8,066
Other revenues-net. . . . . . .           1,760                 178            118            1,701        (4,807)         (1,050)
Interest charges. . . . . . . .          25,251              11,156         10,590            4,868         5,874          57,739
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $ 83,886           $  69,291       $ 40,341         $   (156)     $ (8,515)     $  184,847
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .           124.9                  -            80.2             16.6          (3.4)          218.3
                                          =====               =====           ====             ====         =====           =====

Gas Transportation (In Bcf) . .           105.1               335.4             .3               -          (89.9)          350.9
                                          =====               =====           ====             ====         =====           =====
_________________________________________________________________________________________________________________________________


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


THREE MONTHS TO JUNE 30, 1999

Operating revenues
Nonaffiliated
  Regulated gas sales . . . . .        $195,361           $      -        $     -          $     -        $    -       $  195,361
  Nonregulated gas sales. . . .              -                   -         100,642           34,724            -          135,366
  Gas transportation and
    storage . . . . . . . . . .          43,764              76,372            122               -             -          120,258
  Liquid sales. . . . . . . . .              -                   -          81,729               -             -           81,729
  Other . . . . . . . . . . . .           6,337               8,688         13,458            5,238            -           33,721
                                       ________           _________       ________         ________      ________     ___________
     Total nonaffiliated. . . .         245,462              85,060        195,951           39,962            -          566,435
Affiliated. . . . . . . . . . .           1,814              22,491         11,960            3,602       (39,867)             -
                                       ________           _________       ________         ________      ________     ___________
     Total operating revenues .         247,276             107,551        207,911           43,564       (39,867)        566,435


Operating expenses
Purchased gas . . . . . . . . .         105,625               3,927          9,289           37,057       (37,549)        118,349
Liquids, capacity and other
  products purchased. . . . . .              -                9,672         50,070            1,939          (440)         61,241
Operation expense . . . . . . .          76,358              26,344         50,722            7,451        (1,947)        158,928
Maintenance . . . . . . . . . .          13,119               6,824          4,249               74           161          24,427
Depreciation and amortization .          19,360              14,082         59,547              443         1,144          94,576
Taxes, other than income taxes.          29,919               8,987          2,270              282         1,745          43,203
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .           2,895              37,715         31,764           (3,682)       (2,981)         65,711
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .          (4,182)             13,111          7,486             (317)      (60,074)        (43,976)
Interest revenues . . . . . . .              48                 903            217              375          (962)            581
Equity in earnings of
  equity investees. . . . . . .              -                1,931          1,552               48            -            3,531
Merger-related expense. . . . .              -                   -              -                -        165,338         165,338
Other revenues-net. . . . . . .             (98)                (46)            28             (280)          587             191
Interest charges. . . . . . . .          10,787               6,276          7,161              487         3,965          28,676
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $ (3,760)          $  21,116       $ 18,914         $ (3,709)    $(112,585)     $  (80,024)
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .            27.8                  -            49.6             16.1          (8.3)           85.2
                                           ====               =====           ====             ====          ====            ====

Gas Transportation (In Bcf). .             46.9               112.8             .2               -          (40.5)          119.4
                                           ====               =====           ====             ====         =====           =====
_________________________________________________________________________________________________________________________________


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


THREE MONTHS TO JUNE 30, 1998

Operating revenues
Nonaffiliated
  Regulated gas sales . . . . .        $207,671           $      -        $     -          $      1       $    -       $  207,672
  Nonregulated gas sales. . . .              -                   -          94,474           13,354            -          107,828
  Gas transportation and
    storage . . . . . . . . . .          39,291              81,065            127                2            -          120,485
  Liquid sales. . . . . . . . .              -                   -          54,527               -             -           54,527
  Other . . . . . . . . . . . .           6,146              21,834          7,167            2,914         1,855          39,916
                                       ________           _________       ________         ________      ________     ___________
     Total nonaffiliated. . . .         253,108             102,899        156,295           16,271         1,855         530,428
Affiliated. . . . . . . . . . .             877              16,961          1,122            4,062       (23,022)             -
                                       ________           _________       ________         ________      ________     ___________
     Total operating revenues .         253,985             119,860        157,417           20,333       (21,167)        530,428


Operating expenses
Purchased gas . . . . . . . . .         110,571              11,976          7,404           14,152       (22,005)        122,098
Liquids, capacity and other
  products purchased. . . . . .              -               (1,379)        29,073            1,092           (34)         28,752
Operation expense . . . . . . .          70,309              31,043         41,439            4,137         2,913         149,841
Maintenance . . . . . . . . . .          10,700               6,753          1,710               23           605          19,791
Depreciation and amortization .          19,959              16,126         47,757              699         1,025          85,566
Taxes, other than income taxes.          27,928               9,146          1,806              138         1,652          40,670
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .          14,518              46,195         28,228               92        (5,323)         83,710
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .             412              11,298          6,032             (654)       (1,711)         15,377
Interest revenues . . . . . . .             102               1,316            138              546        (1,742)            360
Equity in earnings of
  equity investees. . . . . . .              -                1,839            982              616            -            3,437
Other revenues-net. . . . . . .             570                 588             85              947           436           2,626
Interest charges. . . . . . . .          11,832               5,811          5,253            3,220         1,826          27,942
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $  2,946           $  32,829       $ 18,148         $   (365)    $  (6,744)     $   46,814
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .            29.8                  -            40.7              4.8          (1.7)           73.6
                                           ====               =====           ====              ===          ====            ====

Gas Transportation (In Bcf) . .            42.3               119.7             .2               -          (37.4)          124.8
                                           ====               =====           ====             ====         =====           =====
_________________________________________________________________________________________________________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the seasonal nature of the regulated subsidiaries' heating business, a substantial portion of the Company's cash receipts are realized in the first six months of the year. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current and prior year six-month periods, available cash was used to repay commercial paper borrowings during 1999 and to make additional investments in Argentina and Australia during 1998.

Due to the significant amount of revenues generated during the first six months of a year, the consolidated balance sheet at the end of June typically shows an increase in cash and temporary cash investments over the balance at the end of the previous year. However, the balance of cash and temporary cash investments at June 30, 1999, is less than the balance at December 31, 1998, due in part to the net repayment of commercial paper borrowings noted above and the repayment of long-term debt.

After the winter heating season and by June 30, accounts receivable have declined, as is customary, from the high levels at the end of the previous year and March of the current year. In addition, the inventory of stored gas was reduced during the first six months of 1999 due to the demand for gas during the winter heating season. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost at the time of withdrawal is recorded in the income statement and as a current liability. The amount charged to expense in the first six months of 1999 was $108.1 million compared to $73.8 million in 1998. As the volume of gas withdrawn from storage is replaced either partially or in its entirety later in the year, the liability is eliminated. In the event the inventory is not entirely replaced, any remaining liability is eliminated by an adjustment to purchased gas expense.

During the remainder of 1999, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation and, if necessary, external financing. External financing could be obtained through the issuance of new debt and/or equity securities. In this regard, the Company has a shelf registration with the SEC that permits the sale of up to $338.3 million of debt or equity securities. The amount and timing of any future sale of these securities will depend on capital requirements, including financing necessary to enable the Company to pursue asset acquisition opportunities, and financial market conditions.

The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. Borrowings under the Company's $1 billion short-term credit agreement may be used for general corporate purposes, including the support of commercial paper notes, and to temporarily finance capital expenditures. This credit agreement, which replaced a $775 million short-term credit agreement that expired in June 1999, is scheduled to expire on June 22, 2000. There were no amounts outstanding under this credit agreement at June 30, 1999.

Reference is made to Note 2 to the consolidated financial statements, page 5, for a discussion of the pending merger between the Company and DRI. Due to the pending merger, Fitch IBCA, Moody's Investors Service and Standard & Poor's are reviewing the Company's rated debt for possible downgrade.

In connection with this discussion of financial condition, reference is also made to Notes 4, 6 and 7 to the consolidated financial statements.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     SYSTEM RESULTS

The Company reported net income for the first six months of 1999 of $59.0 million, or $.62 per share, compared with net income of $135.7 million, or $1.44 per share, in the first half of 1998. For the second quarter of 1999, the Company reported a net loss of $80.0 million, or $.84 a share, compared with net income of $57.8 million, or $.61 a share, in the prior year quarter.

Earnings for both 1998 periods reflect the Company's decision to discontinue its wholesale energy trading and marketing operations (see Note 5 to the consolidated financial statements, page 6). The Company recognized a loss on these discontinued operations in the first six months of 1998 of $49.1 million. During the second quarter of 1998, the Company recognized income from discontinued operations of $11.0 million which reflected a favorable adjustment to revise certain previous estimates of shut-down costs in light of terms included in the Company's agreement to sell its wholesale gas marketing business. Accordingly, income from continuing operations in the first six months and second quarter of 1998 was $184.8 million, or $1.96 per share, and $46.8 million, or $.49 a share, respectively.

Income from continuing operations for the second quarter of 1999 includes costs related to the pending merger with DRI amounting to $165.3 million (see Note 2 to the consolidated financial statements, page 5), and workforce reduction costs totaling $6.3 million. Income from continuing operations for the second quarter of 1998 included a gain of $13.9 million associated with a favorable resolution of a regulatory contingency. Excluding special items, income from continuing operations for the first six months of 1999 would have been $173.0 million, or $1.81 per share, compared to $170.9 million, or $1.81 per share, in the first half of 1998. Second quarter income from continuing operations, excluding special items, would have been $32.6 million, or $.34 per share, in 1999 compared to $32.9 million, or $.35 per share, in the prior year quarter.

Results from continuing operations for the first half of 1999 reflect colder weather and increased gas and oil production, partially offset by lower average wellhead prices for gas and oil compared with the respective 1998 period. Lower average gas and oil wellhead prices offset the favorable impact of increased gas and oil production during the second quarter of 1999.

Weather in the Company's retail service territories in the first half of 1999 was 15.7% colder than 1998 but still 7.5% warmer than normal. In the second quarter of 1999, weather was 2.1% warmer than last year and 19.9% warmer than normal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     OPERATING REVENUES

Regulated gas sales revenues increased $2.5 million, to $822.1 million, in the first six months of 1999 with sales volumes increasing 10.2 billion cubic feet
(Bcf), to 134.9 Bcf. Sales volumes increased during the 1999 first half for the Company's residential and commercial customers, while sales volumes declined slightly for industrial customers. Average sales rates for all three customer groups declined compared to the first six months of 1998 reflecting lower purchased gas prices in 1999. In the 1999 second quarter, regulated gas sales revenues decreased $12.3 million, to $195.4 million, as sales volumes decreased 2.0 Bcf, to 27.8 Bcf. Combined sales volumes for residential and commercial customers were down in the 1999 second quarter, reflecting warmer weather, while average sales prices for those customer groups increased slightly on a combined basis. Average sales rates and volumes for industrial customers declined during the quarter.

In the first six months of 1999, nonregulated gas sales revenues increased $47.8 million, to $287.2 million, with sales volumes increasing 27.9 Bcf, to
121.5 Bcf.  Second quarter 1999 nonregulated gas sales revenues increased
$27.5 million, to $135.3 million, as sales volumes increased 13.6 Bcf, to 57.4 Bcf. Sales volume increases in both 1999 periods were due in large part to gas sales by CNG Field Services Company and higher production and sales by CNG Producing Company (CNG Producing).

Gas transportation and storage revenues were $304.5 million in the first half of 1999, up $17.6 million from the first six months of 1998. In the second quarter of 1999, gas transportation and storage revenues were $120.3 million, down slightly from the prior year quarter. Amounts for 1999 include gas transportation revenue increases of $21.2 million in the first half and $2.5 million in the second quarter attributable primarily to customers switching from sales to transportation service at certain of the distribution subsidiaries. Reduced storage service revenues in both 1999 periods offset the increases.

Other operating revenues increased $15.4 million, to $199.1 million, in the first six months of 1999, and increased $21.1 million, to $115.5 million, in the second quarter. The improvements in both 1999 periods reflect increased revenues from oil trading activities and oil and condensate sales, partially offset by decreased revenues attributable to sales of products extracted from natural gas and the resolution of certain regulatory contingencies in the second quarter of 1998.

     OPERATING EXPENSES

Operating expenses, excluding income taxes, increased $92.9 million in the first half of 1999 and $54.1 million in the second quarter. Total purchased gas expense increased $6.7 million in the first half of 1999, to $533.8 million, and declined $3.8 million, to $118.3 million, in the second quarter compared to the respective prior year periods. Increased volume requirements in connection with colder weather during the first quarter of 1999, partially offset by lower average purchase prices, was the primary reason for the increase in the six-month period. Lower average purchase prices contributed to the second quarter 1999 decline. Liquids, capacity and other products purchased was higher in both 1999 periods, increasing $46.2 million in the first half and $32.5 million in the second quarter. These increases were due largely to increased purchases of pipeline capacity by CNG Transmission Corporation (CNG Transmission) and higher oil trading volumes by CNG Producing. Combined operation and maintenance expense increased $13.1 million in the first six months and $13.8 million in the second quarter of 1999 due primarily to workforce reduction costs and higher maintenance expense, partially offset by reductions in miscellaneous general and administrative expenses. Depreciation and amortization expense increased
$12.7 million in the first half of 1999 and $9.1 million in the second quarter due chiefly to higher gas and oil production in 1999. Taxes, other than income taxes, increased $14.2 million in the first six months of 1999, due primarily to the timing of the recognition of certain taxes by one of the distribution subsidiaries, and increased $2.5 million in the second quarter.

Income taxes declined $53.2 million in the first half of 1999 due to lower pretax income. In the second quarter of 1999, income taxes declined $59.4 million due to a pretax loss in 1999, compared to pretax income in the prior year quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     OTHER INCOME

Total other income (deductions) declined $169.4 million in the first half of 1999 and $167.5 million in the second quarter due chiefly to expenses totaling $165.3 million recognized in the second quarter of 1999 in connection with the Company's pending merger with DRI (see Note 2 to the consolidated financial statements, page 5). Interest revenues decreased $.6 million in the first half of 1999 and increased $.2 million in the second quarter. "Other-net" declined $3.5 million in the first half of 1999, due in part to lower income from equity investments, and decreased $2.3 million in the second quarter.

     INTEREST CHARGES

Total interest charges of $57.8 million in the first half of 1999 were relatively unchanged from the prior year period, while second quarter interest charges increased $.7 million, to $28.7 million. The increased second quarter 1999 interest charges were due in part to higher interest costs associated with commercial paper borrowings.

In connection with the discussion of results of operations, reference is also made to Notes 3 and 10 to the consolidated financial statements.

BUSINESS SEGMENT RESULTS

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $159.5 million in the first six months of 1999, compared to $152.1 million in the first half of 1998. Excluding workforce reduction costs totaling $8.1 million related to a previously announced restructuring, 1999 first half operating results would have been $167.6 million. Distribution throughput in the first half of 1999 increased 17.7 Bcf, to 247.7 Bcf, reflecting weather that was 15.7% colder than the first six months of 1998. Improved results for the first six months of 1999 also reflect lower combined operation and maintenance expense, partially mitigated by higher taxes, other than income taxes.

Residential gas sales volumes increased 8.4 Bcf in the first half of 1999 to
104.2 Bcf. The distribution operations transported 10.6 Bcf of gas in the first six months of 1999, compared to 7.6 Bcf in the first half of 1998, on behalf of former residential sales customers who now purchase gas from other suppliers, including CNG Retail Services Corporation. Sales to commercial customers increased 2.2 Bcf to 29.2 Bcf while volumes transported to these customers increased 1.9 Bcf to 26.8 Bcf. Total deliveries to industrial customers increased 1.8 Bcf, to 72.5 Bcf, compared with the prior year. Industrial transport volumes were up 1.9 Bcf to 71.1 Bcf, while sales volumes declined slightly, to 1.4 Bcf. Off-system transport volumes were up
 .6 Bcf in the first half of 1999, to 4.0 Bcf.

In the second quarter of 1999, the distribution operations reported operating income before income taxes of $2.9 million, compared to $14.5 million in the 1998 second quarter. Excluding workforce reduction costs of $7.8 million, 1999 second quarter operating results would have been $10.7 million. Results for the 1999 quarter reflect weather that was 2.1% warmer than the prior year quarter, higher maintenance costs and higher taxes, other than income taxes. Residential gas sales volumes of 21.1 Bcf were down 1.9 Bcf compared to the 1998 quarter. Gas transported on behalf of former residential sales customers totaled 2.9 Bcf in the second quarter of 1999, unchanged from the prior year quarter.
Commercial sales volumes were up .3 Bcf, to 6.3 Bcf, while gas transported to these customers was 8.7 Bcf, up 2.5 Bcf. Deliveries to industrial customers increased 1.0 Bcf reflecting an increase in transport volumes of 1.1 Bcf partially offset by a decline in sales volumes of .1 Bcf.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the first six months of 1999 was $106.0 million, down $1.7 million from the first half of 1998. In the second quarter of 1999, operating income before income taxes was $37.7 million, a decrease of $8.5 million from 1998. However, first half and second quarter 1998 results include $13.9 million resulting from the favorable resolution of a regulatory contingency. Operating results for both 1999 periods reflect lower operating expenses compared to the respective prior year periods.

Transmission throughput increased 30.1 Bcf in the first six months, due largely to colder weather in the northeast in early 1999, and decreased 6.9 Bcf in the second quarter compared to the prior year periods.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $49.8 million in the first six months of 1999, compared to $62.9 million in the first half of 1998. The effect of lower average gas and oil wellhead prices in the first half of 1999 was only partially mitigated by higher gas and oil production. In the second quarter, operating income before income taxes was $31.8 million, up from $28.2 million in 1998. The improvement in the 1999 second quarter results reflect the impact of higher gas and oil production partially offset by lower average gas and oil wellhead prices.

The Company's average gas wellhead price was $2.10 per thousand cubic feet
(Mcf) in the first six months of 1999, $.31 lower than 1998 but still favorable in comparison with industry-wide prices in 1999. In the second quarter, the average gas price was $2.18 per Mcf, down from $2.31 in the second quarter of 1998. Gas production in the first six months of 1999 was 89.0 Bcf, up 12.1 Bcf from 76.9 Bcf in 1998. The increase in gas production in the first half of 1999 was due chiefly to increased production at the Main Pass 223 and High Island 571 fields in the Gulf of Mexico. Second quarter gas production was
46.6 Bcf, up 7.2 Bcf from 39.4 Bcf in 1998 due in part to new production at the Nautilus/Atlantis/Nemo complex in the Gulf of Mexico and at the Lopeno Field in South Texas (see "EXPLORATION AND PRODUCTION", page 21).

The Company's average oil wellhead price was $10.66 per barrel in the first half of 1999, down from $12.60 per barrel in the prior year period. The average oil wellhead price for the second quarter of 1999 was $12.21 per barrel compared to $12.71 in 1998. The decline in oil prices for both
1999 periods is consistent with the worldwide trend in prices during the year. Oil production in the first six months of 1999 was 5.1 million barrels, up 27% from 4.0 million barrels in 1998. Second quarter 1999 oil production was 2.8 million barrels, up 45% from 1.9 million barrels in 1998. The increase in oil production in both 1999 periods was due largely to new production at the Nautilus/Atlantis/Nemo complex that began in late 1998 and early 1999.

See ITEM 3., "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,"
page 23, for information regarding CNG Producing's use of derivatives at
June 30, 1999. In addition to these financial instruments, CNG Producing has long-term sales contracts primarily with various cogeneration facilities to hedge the risk of future price decreases. Minimum contract volumes and prices for the remainder of 1999 and the following five years are summarized below:
_______________________________________________________________________________
                                         Volumes         Weighted Average Price
     Year                                 (Bcf)                   (Mcf)
_______________________________________________________________________________
Remainder of 1999                          11.7                 $2.96
2000                                       19.7                 $3.00
2001                                       15.6                 $2.93
2002                                       11.3                 $2.98
2003                                        8.8                 $3.13
2004                                        8.4                 $3.31
_______________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     OTHER

The "Other" segment reported an operating loss before income taxes of $.4 million in the first half of 1999, a decline of $1.0 million compared to the first six months of 1998. This segment reported an operating loss before income taxes of $3.7 million in the second quarter of 1999, a decline of $3.8 million compared to the prior year quarter. The decreases in both 1999 periods are due primarily to operating losses at the Company's unregulated retail marketing subsidiaries.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended June 30, 1999 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $2,843,696
Operating expenses.....................................              2,356,100
    Operating income before income taxes...............                487,596
Income taxes...........................................                 76,462
Other income (loss)....................................               (134,726)
Interest charges.......................................                114,581
Income from continuing operations......................                161,827
Discontinued operations................................                    204
    Net income.........................................             $  162,031
    Earnings per common share -- basic.................                  $1.70
    Earnings per common share -- diluted...............                  $1.68
Times fixed charges earned.............................                   2.69
______________________________________________________________________________

OTHER INFORMATION

     YEAR 2000 TECHNOLOGY ISSUE


Reference is made to Exhibit 99 to the Company's 1998 Form 10-K regarding the Company's approach to addressing the Year 2000 technology issue.

PROJECT STATUS
The following summarizes the Company's progress in the major project areas through June 30, 1999:

                                           PHASE
                                                                                    Continuity
PROJECT AREA     Inventory      Assessment     Repair/              Testing          Planning
                                               Replace
APPLICATION
SYSTEMS           Complete      Complete      Repair: Complete     In progress      In progress
                                              Replacement:
                                              In progress
PROCESS CONTROL
COMPONENTS        Complete      Complete      In progress          In progress      In progress

TECHNICAL
INFRASTRUCTURE    Complete      Complete      In progress          In progress      In progress

PHYSICAL
INFRASTRUCTURE    Complete      Complete      In progress          In progress      In progress

BUSINESS          In            Final         Not                  Not              In progress
PARTNERS AND      validation    assessment    applicable           applicable
SUPPLIERS                       in progress


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


APPLICATION SYSTEMS. During the assessment phase, approximately 80 application systems were identified requiring some degree of repair or replacement. However, the Company's actions to upgrade to newer, more functional versions of vendor software have mitigated many existing year 2000 issues. These upgrade activities will continue through mid-1999. Repair and replacement activities for internally developed application systems began in March 1998. Nearly all repair activities were completed (99%) by June 1999, while some replacement activities (76% complete) will continue through September 1999. None of the replacement activities are considered to be critical. Testing of all critical application systems is nearly complete and is expected to be finalized by September 1999. Overall, the Company considers 97% of its critical application systems portfolio to be year 2000 ready. For critical application systems, "year 2000 ready" indicates that the Company has completed repair or replacement activities and independent testing. Reference is made to "Risks," page 21, for information on the status of the development of a new revenue and customer information system for the distribution subsidiaries called "CAMP."

In July 1999, the Company implemented year 2000 change control methods to ensure future stability in the application system and technical infrastructure environments.

PROCESS CONTROL COMPONENTS. For process control components inventoried by the Company, approximately 43% are not date sensitive, and therefore are not affected by year 2000 issues. For date sensitive components, the Company is experiencing via testing activities a year 2000 failure rate of approximately 2% to 3%. Replacement of a small number of non-compliant components will continue through the remainder of 1999 as year 2000 compliant upgrades and replacements become available from vendors. Unit testing activities for the Company's regulated businesses are approximately 88% complete, while unit testing for the Company's E&P business is 92% complete. System testing of the interaction of process control components began in April 1999 and is expected to be completed in October 1999.

TECHNICAL INFRASTRUCTURE. Technical infrastructure has been analyzed directly with vendors and via the use of an external vendor research database service. This information is being used to guide year 2000 upgrades of infrastructure as necessary. Repair, replacement and testing activities are nearly 100% complete for all categories of technical infrastructure, while efforts in the critical area of application servers are 97% complete. The Company completed a substantial portion of year 2000 upgrades by the end of 1998, and is continuing with testing in 1999. The Company is also closely monitoring the status of vendor-supplied products to ensure their continuing year 2000 compliance.

The Company has completed an inventory of its desktop personal computers and continues to deploy updated desktop infrastructure that is year 2000 ready concurrent with the implementation of various new application systems. The Company has completed testing to confirm year 2000 readiness of this infrastructure and associated software, and is installing software upgrades and hardware replacements. The Company has also completed examining the year 2000 aspects of user-created desktop files, applications and spreadsheets and repairs are being made as necessary.

PHYSICAL INFRASTRUCTURE. The Company has completed an inventory and analysis of gas and non-gas related physical infrastructure components that may be subject to year 2000 problems. Of the facilities inventoried, 109 are considered critical. The Company is currently focusing on repair and testing activities where necessary. The loss of electrical power to the Company's compression facilities is a major risk to the continued reliable transmission and delivery of natural gas. The Company has identified 91 critical facilities which have electrical power backup and is currently performing load testing (74% complete) to ensure this power is adequate to continue the transmission and delivery processes.

Where facilities are leased, the Company has identified and contacted building managers/lessors to ensure they are actively addressing the year 2000 issue. The Company is also using facilities information as a primary component of its continuity planning effort.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


BUSINESS PARTNER AND VENDOR RELATIONSHIPS. Strategic business partner and vendor relationships have been identified and assessment continues via questionnaires and interviews. Over 1,200 business partner and vendor relationships had been identified and queried. Of the business partners and vendors identified, only about 250 are prioritized as strategic to key Company business processes. Of these strategic relationships, over 87% have already reported to the Company that they are either compliant or making good progress in mitigating any year 2000 issues. In conjunction with business continuity planning, the Company is currently validating its business partner inventory and obtaining updated status information. The Company has developed a risk assessment methodology which it will employ to rate each of the critical
business partners.   To validate business continuity planning assumptions,
various segments of the Company are conducting face-to-face meetings with critical business partners and developing cooperative relationships where necessary to further mitigate risk. Risk assessment will continue throughout 1999. The Company's analysis includes the year 2000 status of operations in Argentina and Australia in which the Company has investments.

CONTINUITY PLANNING. This project seeks to complement year 2000 activities that have been performed to date by ensuring that critical business processes are operational during and after the date change. Business continuity planning consists of developing and testing different types of plans, including a "zero day" plan, a continuity plan and a recovery plan. The Company has completed development of continuity planning methodology, has identified critical business processes throughout the Company, and has trained business continuity managers to develop and coordinate plans. As of June 1999, 248 plans were identified. The majority of these plans are related to the activities of the Company's regulated businesses, in areas such as gas supply, gas control, transmission and storage, and distribution. Business continuity planning is 72% complete for the Company's regulated businesses. The Company is also actively performing recovery and zero-day planning for application systems which are critical to continued operations. This activity commenced in June 1999 and is expected to be completed by the end of August 1999.

Through continuity planning, the Company is also identifying capital improvements which are necessary to support the various continuity plans. The Company expects to spend $1.3 million in permanent capital improvements, such as for the purchase and deployment of power generators, by the end of 1999.

COSTS
Based upon project status as described above, the Company expects to spend a total of approximately $20.4 million in connection with its Year 2000 Project Office efforts, its use of external consultants and the repair of affected application systems. This estimate includes capitalized costs for hardware and software used (or expected to be used) in the testing phase, and for application system and technical infrastructure replacements. This estimate excludes costs incurred or expected to be incurred in connection with the development and installation of major new application systems which are expected to be year 2000 ready, the Company's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator, and internal labor costs other than those of the core Project Office. As of June 30, 1999, the Company has incurred costs approximating $7.8 million (of which $1.4 million has been capitalized) in connection with its year 2000 efforts. Total costs incurred as of June 30, 1999, as a proportion of the total year 2000 budget, is not indicative of the progress of the project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RISKS
Significant progress continues in the development of CAMP for use at Hope
Gas and EOG Energy Choice. However, previous technical difficulties and delays have caused the Company to invoke a contingency plan which involves renovation of the current revenue application system for the other distribution subsidiaries and 20 related application systems to make such systems year 2000 ready. These current systems collectively address the business processes which were to be handled by CAMP. Renovation activities have been completed in connection with this contingency plan and implementation, including testing, is scheduled to be completed by August 1999. Under a worst case scenario, the current revenue application systems would not be year 2000 ready by the end of 1999 for the other distribution subsidiaries and CAMP would not be successfully implemented or year 2000 ready at Hope Gas and EOG Energy Choice. The estimate of $20.4 million referred to above includes approximately $3.4 million of costs in connection with the CAMP contingency plan. Concurrent with this effort, the Company is continuing the development of CAMP and has capitalized $59.7 million related to this project as of June 30, 1999. The CAMP core software is a licensed product of the Company's independent accountants, PricewaterhouseCoopers LLP (PwC), and PwC is the primary information systems consultant on this project.

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

ATLANTIC ALLIANCE PROJECT

On July 19, 1999, CNG Transmission and Tennessee Gas Pipeline Company, a business unit of El Paso Energy Corporation, announced the Atlantic Alliance Project to jointly offer natural gas transportation service of up to 750,000 dekatherms per day from the Chicago market center and the Niagara Import Point into eastern markets. The Atlantic Alliance will combine the use of existing facilities and rights-of-way with construction of limited incremental facilities to provide the new services. Construction will be in phases to correspond with customer service requests. However, the full 750,000 dekatherms per day could be available as early as November 1, 2001, pending required approval of the Federal Energy Regulatory Commission.

The Atlantic Alliance will target developing markets in New York, Pennsylvania, and New England. It will include access to Transcontinental Gas Pipe Line Corporation and the proposed MarketLink Project at Leidy, Pennsylvania, and to Columbia Gas Transmission Corporation and the proposed Millennium Project at Horseheads or Greenwood, New York.

EXPLORATION AND PRODUCTION

As previously reported, CNG Producing, acting alone or with partners, was the high bidder on nine tracts offered at the federal government's March 17, 1999 Gulf of Mexico lease sale. The Company's bids totaled $7.3 million for the properties, six of which are located in deepwater areas of the Gulf of Mexico. The government has accepted all nine bids. The Company's working interests in three of the deepwater properties will be 100% each, while working interests in the other three deepwater tracts will be 50% each. The Company will have 100% working interests in two of the three remaining properties and a 33.3% interest in the third.

In June 1999, CNG Producing entered into a definitive purchase agreement to acquire interests in Lopeno and two adjacent South Texas natural gas fields. Coupled with its purchase of a 50% interest earlier in 1999 in the Lopeno field, CNG Producing will own nearly a 100% interest in the field. The aggregate cost of the two transactions was approximately $125 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Lopeno and the adjacent fields located in South Texas contain 50 active wells with current working interest production of 56 million cubic feet of natural gas a day. As a result of the acquisitions, the Company's capital spending for the E&P segment in 1999 is expected to total approximately $476 million, up $139 million from the originally approved budget of $337 million.

OTHER

As previously reported, on April 14, 1999, CNG Power Company, a wholly-owned subsidiary of the Company, and DRI signed an agreement (Agreement) to develop natural gas-fired power generation facilities along the Company's natural gas pipeline system. Under the terms of the Agreement, the companies have identified 45 potential development sites along the Company's natural gas pipeline network in Ohio, Pennsylvania, New York, West Virginia and Virginia. A separate development entity is to be formed for each suitable site pursuant to an operating agreement or other appropriate documents to be mutually agreed upon between the parties. Affiliates of the Company and DRI will develop, own, operate and maintain the facilities on an equal basis.

In connection with the Agreement, on May 25, 1999 the Company and DRI announced that they expect to begin development of four natural gas-fired electric power generation facilities: two 600-megawatt facilities in Ohio; a 300- to 600-megawatt facility in Pennsylvania; and a 300- to 600-megawatt facility in West Virginia. These new facilities represent an investment of up to $800 million and construction is anticipated to be completed by mid-2002.

The Company has guaranteed the performance of CNG Power Company under the Agreement. The Agreement is not conditioned upon the pending merger of the Company and DRI (see Note 2 to the consolidated financial statements, page 5).

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning the Company's pending merger with DRI, capital expenditures, earnings, risk management, litigation, the year 2000 technology issues and costs, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting and reporting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the 1998 Form 10-K, the Company utilizes over-the-counter
(OTC) price swap agreements, option contracts, and exchange-traded futures contracts to manage market price risk inherent in the production, purchase and sale of natural gas and oil and stored gas inventories.

In connection with its price risk management activities, CNG Producing has hedged the following natural gas and crude oil production using derivatives as of June 30, 1999:

___________________________________________________________________________________________________________________________________

FINANCIAL INSTRUMENT                                      1999                 2000            2001            2002            2003
OIL (000 barrels)

Futures/Swaps . . . . . . . . . . . .                     1,710
Weighted Average Price (per barrel) .                    $15.22

Two-way Collars . . . . . . . . . . .                       840                5,124
Weighted Average Price (per barrel) .             $15.00-$17.50        $16.11-$19.11

GAS (million mmbtu)

Futures/Swaps . . . . . . . . . . . .                      47.1                  29.0           29.0            29.0           29.0
Weighted Average Price (per mmbtu). .                     $2.25                 $2.33          $2.32           $2.35          $2.38

Three-way Collars . . . . . . . . . .                                            72.0           12.0            12.0           12.0
Weighted Average Price (per mmbtu). .                                     $2.41-$2.61    $2.45-$2.70     $2.49-$2.74    $2.54-$2.79
Average Collar Floor Price. . . . . .                                           $2.10          $2.13           $2.13          $2.14
Average Differential. . . . . . . . .                                           $0.31          $0.32           $0.36          $0.40
___________________________________________________________________________________________________________________________________


For the three-way collars above, if the market price falls below the collar floor, then the price received will equal the market price plus the differential.

CNG Producing's hedging activities in connection with its natural gas and crude oil production resulted in aggregate unrealized losses at June 30, 1999 of $27.2 million and $12.3 million, respectively. Realized gains (losses) incurred by CNG Producing related to price risk management activities are summarized below (in thousands):
_______________________________________________________________________________

                                  SIX MONTHS TO                THREE MONTHS TO
                                     JUNE 30                      JUNE 30
                                1999         1998            1999        1998

Natural Gas . . . . . .       $14,411       $7,214         $ 2,039     $  446

Crude Oil . . . . . . .       $(2,338)      $7,976         $(2,338)    $5,400
_______________________________________________________________________________

Unrealized and realized gains and losses related to the use of derivatives do not reflect the impact on earnings of the related physical transactions. The effect of these physical transactions has, or is expected to, substantially offset the financial gains and losses arising from the use of derivatives.

At June 30, 1999, unrealized gains and losses arising from the Company's use of derivatives, other than at CNG Producing, were not material.

                                       ***************

In connection with the financial information included in PART I of this report, reference is made to the Company's 1998 Form 10-K, including Exhibit 99 thereto, and its quarterly report to the SEC on Form 10-Q for the quarter ended March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
There have been no material new legal proceedings instituted in the second quarter of 1999, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1998 Form 10-K or in any earlier Form 10-Q for 1999 as then pending, except as noted below.

As previously reported, on April 20, 1999, the Company and the directors party to the suit were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. The Complaint was filed in the Delaware Court of Chancery on April 20, 1999. The Complaint seeks injunctive relief in the form of an order to the individual Board members to sell the Company for the highest value to the shareholders, an accounting of any damages resulting from any failure to sell the Company for the highest value, a determination with respect to the reasonableness of the break-up fee in the agreement with DRI and other miscellaneous relief. The Complaint also seeks an award of costs and attorneys' fees. Several additional purported Class Action Complaints against the Company and its directors seeking essentially the same relief have been combined with this action. The Company has moved to dismiss.

The Pennsylvania Department of Environmental Protection has informed the Company that it expects to issue a Notice of Violation and associated penalties with respect to a spill of fuel oil from a CNG Transmission facility into an unnamed tributary of Raccoon Creek, Beaver County, Pennsylvania, in February 1998. The spill resulted from an unexpected rupture of underground pipelines and has been remediated. It is anticipated that penalties, which are being negotiated, will exceed $100,000.

ITEM 2.     CHANGES IN SECURITIES
(a)     See response to ITEM 6., page 25, re: May 21, 1999 filing.
(b) Limitations on the payment of dividends by the Company are set forth in Note 7 to the consolidated financial statements, page 8, and reference is made thereto.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's Annual Meeting of Shareholders was held on April 13, 1999. Common shareholders voted on four items. The voting results on these matters were as follows:

1.    Election of three Directors whose term of office expires May 2002.

                                   VOTES              VOTES             BROKER
     NOMINEES                       FOR             WITHHELD          NON-VOTES

   Raymond E. Galvin             80,004,568        2,431,213              0
   Paul E. Lego                  79,427,030        3,008,751              0
   Margaret A. McKenna           79,604,774        2,831,007              0

Directors whose term of office continued after the meeting:
Term expiring May 2000: William S. Barrack, Jr., Ray J. Groves and Steven A. Minter
Term expiring May 2001: J. W. Connolly, George A. Davidson, Jr. and Richard P. Simmons

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Concluded)

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants.

           VOTES             VOTES                            BROKER
            FOR             AGAINST          ABSTENTIONS     NON-VOTES
         80,831,294        1,189,368            415,119          0

3.     Action on the Company's Performance Restricted Stock Awards.

           VOTES             VOTES                             BROKER
            FOR             AGAINST          ABSTENTIONS     NON-VOTES

        75,397,358         6,003,861          1,034,562          0

4.     Action on a stockholder-proposed resolution regarding bonuses.

           VOTES             VOTES                             BROKER
            FOR             AGAINST          ABSTENTIONS     NON-VOTES

         7,394,932        64,936,725          1,983,835       8,120,289

The Company held a special meeting of shareholders on June 30, 1999 to vote on the approval and adoption of the Amended Plan of Merger with DRI.
The voting results on this matter were as follows:


           VOTES             VOTES
            FOR             AGAINST          ABSTENTIONS

        78,049,820         1,109,080           591,369

ITEM 5.     OTHER INFORMATION
None, other than as described elsewhere in this report.

ITEM 6.      EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

As previously reported, on May 7, 1999, the Company filed a Current Report on Form 8-K (Form 8-K) regarding the Company's adoption of amendments to the Severance Pay Policy of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union.

On May 20, 1999, the Company filed a Form 8-K which included, as an Exhibit, the Amended and Restated Agreement and Plan of Merger, as of May 11, 1999, by and between CNG and DRI (see Note 2 to the consolidated financial statements, page 5).

On May 21, 1999, the Company filed a Registration Statement on Form 8-A/A which included, as an Exhibit, Amendment No. 3 to the Consolidated Natural Gas Company Rights Agreement (Rights Agreement). The Rights Agreement was initially filed with the SEC on January 23, 1996, as an Exhibit to a Form 8-K.

On July 1, 1999, the Company filed a Form 8-K which included, as an Exhibit, a press release concerning the results of the special shareholder meetings held concurrently by the Company and DRI regarding shareholder approval of the pending merger (see ITEM 4. above).

ITEM 6.      EXHIBITS, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1999 and 1998

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1999

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

August 3, 1999

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings
        Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and six months ended June 30, 1999 and 1998 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended June 30, 1999 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________