Form 10-Q
period 1999-09-30
CONSOLIDATED NATURAL GAS CO
filed 1999-11-12
CIK 23738

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          -------------



                           FORM 10-Q

                        QUARTERLY REPORT


PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED

                      SEPTEMBER 30, 1999




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

Number of shares of Common Stock, $2.75 Par Value, outstanding at October 29,
1999:   95,928,496

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 1999


                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1999 and 1998..  1

    CONDENSED CONSOLIDATED BALANCE SHEET
    at September 30, 1999 (Unaudited), and December 31, 1998.....      2

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
    for the Nine Months Ended September 30, 1999 and 1998........      3

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
    for the Three and Nine Months Ended September 30, 1999 and 1998    4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................     13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK............................................     23

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................     24

ITEM 2.   CHANGES IN SECURITIES..................................     24

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................     24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     24

ITEM 5.   OTHER INFORMATION......................................     24

ITEM 6.   EXHIBITS, AND REPORTS ON FORM 8-K......................     24


SIGNATURES.......................................................     26

PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (Thousands of Dollars)

____________________________________________________________________________________________________________
                                                                  Nine Months to           Three Months to
                                                                   September 30             September 30
                                                            ________________________  ______________________
                                                               1999          1998         1999        1998
____________________________________________________________________________________________________________
OPERATING REVENUES
Regulated gas sales..............................           $  943,463    $  952,262   $ 121,342    $132,644
Nonregulated gas sales...........................              421,327       345,829     134,091     106,426
                                                            __________    __________  __________    ________
    Total gas sales..............................            1,364,790     1,298,091     255,433     239,070
Gas transportation and storage...................              412,422       396,517     107,942     109,599
Other............................................              341,281       258,433     142,235      74,779
                                                            __________    __________  __________    ________
    Total operating revenues (Note 3)............            2,118,493     1,953,041     505,610     423,448
                                                            __________    __________  __________    ________

OPERATING EXPENSES
Purchased gas....................................              604,902       613,206      71,079      86,097
Liquids, capacity and other products purchased...              193,114       105,327      73,839      32,270
Operation expense................................              468,172       446,880     157,071     140,329
Maintenance......................................               76,846        60,500      28,380      20,502
Depreciation and amortization....................              277,750       252,937      95,854      83,713
Taxes, other than income taxes...................              143,692       130,115      34,388      35,021
                                                            __________    __________  __________    ________
    Subtotal.....................................            1,764,476     1,608,965     460,611     397,932
                                                            __________    __________  __________    ________
    Operating income before income taxes.........              354,017       344,076      44,999      25,516
Income taxes.....................................               33,248        84,425       1,561        (449)
                                                            __________    __________  __________    ________
    Operating income.............................              320,769       259,651      43,438      25,965
                                                            __________    __________  __________    ________

OTHER INCOME (DEDUCTIONS)
Interest revenues................................                1,716         2,291         481         407
Merger-related expense (Note 2) .................             (173,010)           -       (7,672)         -
Other-net........................................                8,995        15,546       5,418       8,530
                                                            __________    __________  __________    ________
    Total other income (deductions)..............             (162,299)       17,837      (1,773)      8,937
                                                            __________    __________  __________    ________
    Income before interest charges...............              158,470       277,488      41,665      34,902
                                                            __________    __________  __________    ________

INTEREST CHARGES
Interest on long-term debt.......................               76,899        80,341      24,714      25,915
Other interest expense...........................               20,563        13,251       9,327       5,622
Allowance for funds used during construction.....               (8,775)       (6,578)     (3,196)     (2,262)
                                                            __________    __________  __________    ________
    Total interest charges.......................               88,687        87,014      30,845      29,275
                                                            __________    __________  __________    ________

INCOME FROM CONTINUING OPERATIONS................               69,783       190,474      10,820       5,627

DISCONTINUED OPERATIONS (Note 5)
Loss from discontinued energy marketing
  services operations, net of applicable
  tax benefit....................................                   -        (17,238)         -           -
Income (loss) from disposal of energy marketing
  services operations, including provision for
  operating losses during the phase out period,
  net of applicable tax or tax benefit...........                   -        (29,486)         -        2,425
                                                             _________     __________   ________    ________
NET INCOME.......................................            $  69,783     $ 143,750    $ 10,820    $  8,052
                                                             =========     =========    ========    ========

EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations (Note 9).....                 $.73         $2.01        $.11        $.06
  Loss from discontinued operations..............                    -          (.18)          -           -
  Income (loss) from disposal of
    discontinued operations......................                    -          (.31)          -         .02
                                                                 _____         _____        _____       ____
NET INCOME.......................................                 $.73         $1.52        $.11        $.08
                                                                 =====         =====        ====        ====

EARNINGS PER COMMON SHARE -- DILUTED
  Income from continuing operations (Note 9).....                 $.72         $1.99        $.11        $.06
  Loss from discontinued operations..............                    -          (.17)          -           -
  Income (loss) from disposal of
    discontinued operations......................                    -          (.31)          -         .02
                                                                 _____         _____         ____       ____
NET INCOME.......................................                 $.72         $1.51        $.11        $.08
                                                                 =====         =====         ===        ====
____________________________________________________________________________________________________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
_____________________________________________________________________________
                                                     At September   At December
                                                       30, 1999      31, 1998
                                                     (Unaudited)
_____________________________________________________________________________
ASSETS
PROPERTY, PLANT AND EQUIPMENT
Gas utility and other plant....................      $ 5,175,908  $ 5,091,793
Accumulated depreciation and amortization......       (2,100,812)  (1,999,484)
                                                     ___________  ___________
     Net gas utility and other plant...........        3,075,096    3,092,309
                                                     ___________  ___________
Exploration and production properties..........        4,379,466    4,080,672
Accumulated depreciation and amortization......       (2,888,321)  (2,734,517)
                                                     ___________  ___________
     Net exploration and production properties.        1,491,145    1,346,155
                                                     ___________  ___________
     Net property, plant and equipment.........        4,566,241    4,438,464
                                                     ___________  ___________

CURRENT ASSETS
Cash and temporary cash investments............          113,703      135,453
Accounts receivable, less allowance for
  doubtful accounts............................          347,831      562,297
Gas stored - current portion...................          138,314      120,665
Materials and supplies (average cost method)...           26,256       27,940
Unrecovered gas costs..........................           37,797       34,860
Deferred income taxes - current (net)..........            1,607       21,786
Prepayments and other current assets...........          278,491      258,899
                                                     ___________  ___________
     Total current assets......................          943,999    1,161,900
                                                     ___________  ___________

REGULATORY AND OTHER ASSETS
Other investments .............................          349,384      302,307
Deferred charges and other assets..............          519,451      459,229
                                                     ___________  ___________
     Total regulatory and other assets.........          868,835      761,536
                                                     ___________  ___________
     Total assets..............................      $ 6,379,075  $ 6,361,900
                                                     ===========  ===========

STOCKHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION
Common stockholders' equity (Notes 6 and 7)
  Common stock, par $2.75
    (Issued:  1999 - 95,948,452 shares;
    1998 - 95,944,551 shares)..................      $   263,858  $   263,848
  Capital in excess of par value...............          567,329      571,972
  Retained earnings............................        1,523,280    1,591,543
  Treasury stock, at cost (1999 - 19,956
    shares; 1998 - 495,123 shares).............           (1,206)     (26,359)
  Unearned compensation........................               -        (1,396)
                                                     ___________  ___________
     Total common stockholders' equity.........        2,353,261    2,399,608
Long-term debt (Note 8)........................        1,763,015    1,379,729
                                                     ___________  ___________
     Total capitalization......................        4,116,276    3,779,337
                                                     ___________  ___________

CURRENT LIABILITIES
Current maturities on long-term debt...........           21,375      111,125
Commercial paper...............................          560,338      558,900
Accounts payable...............................          312,284      423,695
Estimated rate contingencies and
  refunds (Note 4).............................           48,016       78,266
Amounts payable to customers...................           18,542       48,339
Taxes accrued..................................           40,569      122,788
Other current liabilities......................          187,862      201,224
                                                      __________   __________
     Total current liabilities.................        1,188,986    1,544,337
                                                     ___________  ___________

DEFERRED CREDITS
Deferred income taxes..........................          817,627      780,928
Accumulated deferred investment tax credits....           22,844       24,475
Deferred credits and other liabilities.........          233,342      232,823
                                                     ___________  ___________
     Total deferred credits....................        1,073,813    1,038,226
                                                     ___________  ___________
COMMITMENTS AND CONTINGENCIES
                                                     ___________  ___________
     Total stockholders' equity and liabilities      $ 6,379,075  $ 6,361,900
                                                     ===========  ===========
_____________________________________________________________________________
The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
_____________________________________________________________________________
                                                            Nine Months to
                                                             September 30
                                                        _____________________
                                                           1999         1998*
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................       $  69,783   $ 190,474
Adjustments to reconcile income from continuing
  operations to net cash provided by
  operating activities
    Depreciation and amortization................         277,750     252,937
    Pension cost (credit)-net....................         (50,985)    (42,190)
    Stock award amortization.....................           6,607       5,178
    Deferred income taxes-net....................          47,746      (9,141)
    Changes in current assets and
      current liabilities
      Accounts receivable-net....................         214,287     262,908
      Inventories................................         (15,965)    (46,078)
      Unrecovered gas costs......................          (2,937)     32,143
      Accounts payable...........................         (77,410)    (58,029)
      Estimated rate contingencies and refunds...         (30,250)     51,338
      Amounts payable to customers...............         (29,797)     39,556
      Taxes accrued..............................         (82,218)    (40,027)
      Other-net..................................         (32,448)     (1,174)
    Changes in other assets and
      other liabilities..........................          13,710     (18,173)
    Other-net....................................             126       1,663
                                                        _________   _________
        Net cash provided by continuing operations        307,999     621,385

    Net cash provided by
        discontinued operations...................          1,106      39,686
                                                        _________   _________
        Net cash provided by operating activities         309,105     661,071
                                                        _________   _________

CASH FLOWS USED IN INVESTING ACTIVITIES
Plant construction and other property additions
  Acquisition of exploration and
    production assets............................        (123,276)         -
  Other..........................................        (339,107)   (372,529)
Proceeds from dispositions of property, plant
  and equipment-net..............................          (5,365)     (5,131)
Cost of other investments........................         (40,686)   (199,909)
                                                        _________   _________
        Net cash used in continuing operations...        (508,434)   (577,569)

Net cash provided by discontinued operations.....              -       36,162
                                                        _________   _________
        Net cash used in investing activities....        (508,434)   (541,407)
                                                        _________   _________

CASH FLOWS PROVIDED BY (OR USED IN) FINANCING ACTIVITIES
Issuance of common stock.........................             196       7,229
Issuance of long-term debt.......................         396,680          -
Repayments of long-term debt.....................        (104,000)   (161,698)
Commercial paper-net.............................             898     445,267
Dividends paid...................................        (139,081)   (139,333)
Purchase of treasury stock.......................         (12,292)   (252,545)
Sale of treasury stock...........................          32,520     161,712
Other-net........................................              -         (406)
                                                        _________   _________
        Net cash provided by financing activities         174,921      60,226
                                                        _________   _________
        Net increase (or decrease) in cash and
        temporary cash investments...............         (24,408)    179,890

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.         138,112      65,035
                                                        _________   _________
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30     $ 113,704   $ 244,925
                                                        =========   =========
Continuing operations............................       $ 113,703   $ 236,114
Discontinued operations..........................               1       8,811
                                                        _________   _________
        Total cash and temporary cash investments
        at Sept.30...............................       $ 113,704   $ 244,925
                                                        =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
  Interest (net of amounts capitalized)..........       $  71,612   $  71,653
  Income taxes (net of refunds)..................       $  19,415   $  74,839
Non-cash financing activities
  Issuance of common stock under benefit plans...       $     171   $    (362)
  Conversion of 7 1/4% Convertible
    Subordinated Debentures......................       $      -    $  88,467
_____________________________________________________________________________
*Certain amounts reclassified for comparative purposes.
 The Notes to Consolidated Financial Statements are an integral part of this statement.
                                       3

Consolidated Natural Gas Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)

________________________________________________________________________________________
                                     Nine Months to               Three Months to
                                      September 30                  September 30
                                  ______________________     ___________________________
                                   1999          1998           1999           1998
_____________________________________________________________________________________
NET INCOME....................    $69,783      $143,750       $10,820       $ 8,052

OTHER COMPREHENSIVE INCOME,
   NET OF TAX
   Foreign currency
   translation adjustment.....       1,131        (1,669)         (576)      (1,992)
                                   _______      ________      _______       _______

COMPREHENSIVE INCOME..........     $70,914      $142,081      $10,244       $ 6,060
                                   =======      ========      =======       =======
____________________________________________________________________________________

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

The Company announced on May 11, 1999 that, after careful consideration, the Board of Directors had unanimously rejected an unsolicited merger proposal from Columbia Energy Group. In addition, on May 11, 1999, the Company announced that the Board of Directors had unanimously approved an Amended and Restated Agreement and Plan of Merger (Amended Plan of Merger) with DRI.
Under the Amended Plan of Merger, the Company's shareholders would receive a combination of DRI common stock and cash with an aggregate firm value of $66.60 per share of common stock. Up to 60% of the consideration to the Company's shareholders will be in the form of DRI common stock and the balance will be in cash. The merger transaction is conditioned, among other things, upon the opinions of counsel on the tax-free nature of the stock portion of the transaction and approvals of various federal regulatory agencies.

On June 30, 1999, the shareholders of both the Company and DRI voted to approve the merger of the two companies.

The Pennsylvania Public Utility Commission, the Public Service Commission of West Virginia, the Virginia State Corporation Commission (VSCC) and the North Carolina Utilities Commission have each approved the pending merger. VSCC approval was based upon an agreement announced August 9, 1999 among the Company, DRI and the VSCC staff to sell or spin off Virginia Natural Gas, Inc. (VNG), a wholly-owned subsidiary of the Company, within 12 months after the merger is completed. In addition, the VSCC intends to issue another order when it determines that approvals pending from the SEC are not inconsistent with the VSCC's September 17, 1999 order.

While not required for consummation of the merger, The Public Utility Commission of Ohio has filed a statement with the SEC in support of the pending merger.

On November 5, 1999, the Federal Trade Commission (FTC) accepted a proposed consent agreement that would allow DRI to acquire the Company, provided DRI divests VNG to alleviate perceived anticompetitive effects that would result from the merger. The FTC's decision is subject to public comment until December 7, 1999, after which the FTC will decide whether to make it final.

The Federal Energy Regulatory Commission (FERC) voted on November 10, 1999, to conditionally approve the planned merger. The companies intend to file a response with the FERC accepting the conditions.

The companies have applied for and expect to receive required SEC approval of the merger under the Public Utility Holding Company Act of 1935 (PUHCA). It is expected that DRI will become a registered holding company under PUHCA at the time of the merger. Under one of the proposed structures, the Company will be merged into a wholly-owned subsidiary of DRI (New CNG). The Company's subsidiaries will become subsidiaries of New CNG, with New CNG becoming a registered holding company under PUHCA.

Shareholder approval of the merger constituted a change of control as defined in the Company's stock incentive plans. Accordingly, the vesting of stock options and certain other stock awards was accelerated pursuant to the provisions of the plans and/or award agreements. Also, the change of control effectively granted limited stock appreciation rights to holders of vested stock options and certain other stock awards. Specifically, the plan and/or award agreements permitted the holder to elect, during the period July 1, 1999 through August 29, 1999, to receive a cash payment in exchange for surrendering vested stock options and awards. This provision covered outstanding vested stock options granted since 1989 to approximately 700 employees. The amount received was based on the value determined per the associated plans, which considered the option exercise price, award value, and the change of control price as defined in the plans. Based on the value of the awards expected to be surrendered and cashed out, the Company recognized a charge to Other Income (Deductions) for the quarter ended June 30, 1999. This charge amounted to $153.5 million and reduced second quarter net income by $96.8 million, or $1.01 per share.

The Company also recorded charges to Other Income (Deductions) for other merger-related costs, including direct incremental costs of the pending merger (including fees of financial advisors, legal counsel and other costs).
These charges totaled $19.5 million and $7.7 million for the nine months and three months ended September 30, 1999, and reduced net income by $.18 per share and $.06 per share, respectively. The Company expects to incur additional costs of approximately $60 million in connection with the pending merger after the final regulatory approvals are received.

(3) Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Because of the low seasonal demand for gas during the summer months, third quarter results are usually the least significant of the year for the Company. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

(4)	     Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $37.4 million and $59.9 million at September 30, 1999, and December 31, 1998, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $10.6 million and $18.4 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

(5)	During April 1998, management approved a plan to discontinue the
Company's wholesale trading and marketing of natural gas and electricity, including integrated energy management. On July 31, 1998, the sale of the capital stock of CNG Energy Services Corporation, formerly a wholly-owned subsidiary of the Company, to Sempra Energy Trading, a subsidiary of Sempra Energy, was finalized. Included in the transaction were contracts for the purchase and sale of natural gas as well as rights to natural gas pipeline and storage capacity, mainly in the Northeast and Mid-Atlantic regions, and related working capital. Proceeds of $37.4 million were received from the sale of the stock, as adjusted for working capital items. The Company's transition out of the wholesale gas and electricity business was substantially complete at December 31, 1998. The remaining net liabilities associated with discontinued operations at September 30, 1999 and December 31, 1998 were not material.

The results of operations of these activities for the three- and nine-month periods ended September 30, 1998 are classified as "Discontinued Operations" in the Consolidated Statement of Income. Cash flows in connection with operating and investing activities for discontinued operations are reported separately in the Condensed Consolidated Statement of Cash Flows. There were no cash flows provided by, or used in, financing activities related to discontinued operations.

Summarized results of operations of the discontinued operations are as follows:

_______________________________________________________________________________
                                     Nine Months to          Three Months to
                                  September 30, 1998       September 30, 1998
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
                                       =========                 ========

Estimated income (loss)
  from disposal before
  income taxes..................       $ (46,446)*              $  3,699
Income tax
  (provision) benefit...........          16,960                  (1,274)
                                        ________                ________
Net income
  (loss) from disposal..........        $(29,486)*              $  2,425
                                        ========                ========
______________________________________________________________________________

* Amounts include $25.4 million pretax provision ($16.5 million after taxes) for expected operating losses during the shutdown period.

The quarters ended June 30, 1998 and September 30, 1998 included adjustments to revise certain previous estimates of shut-down costs in light of terms included in the Company's agreement to sell the capital stock of CNG Energy Services Corporation.

(6) A summary of the changes in common stock, capital in excess of par value, unearned compensation and treasury stock subsequent to December 31, 1998, follows:

____________________________________________________________________________________________________________
                                        Common Stock
                                           Issued           Capital in                     Treasury Stock
                                    ____________________                                ____________________
                                       Number      Value     Excess of       Unearned      Number
                                    of Shares     at Par     Par Value   Compensation     of Shares     Cost
________________________________________________________________________________________________________________
                                                                 (In Thousands)
At December 31, 1998.............      95,945   $263,848      $571,972        $(1,396)       (495)    $ (26,359)
Common stock issued
  Stock options and awards.......           3         10           173             -           -             -
  Amortization and adjustment....          -          -             -           1,449          -             -
Purchase of treasury stock.......          -          -             -              -         (225)      (12,292)
Sale of treasury stock...........          -          -         (4,816)           (53)        700        37,445
                                       ______   ________      ________       ________      ______     _________
At September 30, 1999............      95,948   $263,858      $567,329       $     -          (20)    $  (1,206)
                                       ======   ========      ========       ========      ======     =========
________________________________________________________________________________________________________________


(7) One of the indentures relating to the Company's debenture issues contains restrictions on dividend payments by the Company and acquisitions of its capital stock. Under these provisions, $411.5 million of consolidated retained earnings was free from such restrictions at September 30, 1999.

(8) On September 21, 1999, the Company sold $400.0 million of 7 1/4% Notes Due October 1, 2004. The Notes are noncallable. Cash proceeds from the sale were received on September 24, 1999.

(9)	    A reconciliation of the income from continuing operations and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 1999 and 1998 follows (income and share amounts in thousands):


___________________________________________________________________________________________________________________________

                                                  Nine Months to September 30                 Three Months to September 30
                                               ________________________________           _________________________________
                                               Income From                                Income From                   Per
                                                Continuing            Per Share            Continuing                 Share
                                                Operations    Shares     Amount            Operations    Shares      Amount
___________________________________________________________________________________________________________________________
1999
Basic EPS.................................      $ 69,783      95,691      $.73             $ 10,820      95,928        $.11
                                                ========      ======      ====             ========      ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       382                                         25
  Vesting of performance shares...........                       294                                         -
                                                ________      ______                        _______      ______
Diluted EPS...............................      $ 69,783      96,367      $.72             $ 10,820      95,953        $.11
                                                ========      ======      ====             ========      ======        ====
_____________________________________________________________________________________________________________________________
1998
Basic EPS.................................      $190,474      94,664      $2.01             $ 5,627      95,509        $.06
                                                ========      ======      =====             =======      ======        ====
Effect of dilutive securities:
  Exercise of stock options...............                       528                                        330
  Vesting of performance shares...........                       375                                        376
  Conversion of 7 1/4% Convertible
  Subordinated Debentures.................         1,578         821                             -           -
                                                ________      ______                        _______      ______
Diluted EPS...............................      $192,052      96,388      $1.99             $ 5,627      96,215       $.06
                                                ========      ======      =====             =======      ======       ====
___________________________________________________________________________________________________________________________


(10) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays, by one year, the effective date of SFAS No. 133. Accordingly, the Company must adopt the provisions of SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

(11) The following tables present segment information pertaining to the Company's operations:

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


NINE MONTHS TO SEPTEMBER 30, 1999

Operating Revenues
Nonaffiliated
  Regulated gas sales . . . . .      $943,463           $     -         $     -         $     -      $      -         $  943,463
  Nonregulated gas sales. . . .            -                  -          285,274         136,053            -            421,327
  Gas transportation and
    storage . . . . . . . . . .       151,035            260,895             376             116            -            412,422
  Liquid sales. . . . . . . . .            -                  -          229,337              -             -            229,337
  Other . . . . . . . . . . . .        18,910             31,904          42,392          18,670           68            111,944
                                     ________           ________        ________         _______      ________        __________
     Total nonaffiliated. . . .     1,113,408            292,799         557,379         154,839           68          2,118,493
Affiliated. . . . . . . . . . .         4,401             85,052          38,293          18,379      (146,125)               -
                                     ________           ________        ________         _______      ________        __________
     Total operating revenues. .    1,117,809            377,851         595,672         173,218      (146,057)        2,118,493

Operating expenses
Purchased gas. . . . . . . . . .      553,089             11,752          33,556         145,119      (138,614)          604,902
Liquids, capacity and other
  products purchased . . . . . .           -              46,556         141,168           6,494        (1,104)          193,114
Operation expense. . . . . . . .      227,596             88,366         141,008          22,008       (10,806)          468,172
Maintenance. . . . . . . . . . .       39,866             19,918          16,268             163           631            76,846
Depreciation and amortization. .       57,997             42,104         172,051           1,295         4,303           277,750
Taxes, other than income taxes .      103,072             27,009           7,035           1,006         5,570           143,692
                                     ________           ________        ________         _______       _______        __________
     Operating income before
     income taxes. . . . . . . .      136,189            142,146          84,586          (2,867)       (6,037)          354,017
                                     ________           ________        ________         _______       _______        __________
Income taxes . . . . . . . . . .       31,939             49,793          18,513            (495)      (66,502)           33,248
Interest revenues. . . . . . . .          (10)             2,362             670           1,009        (2,315)            1,716
Equity in earnings of
  equity investees . . . . . . .           -               4,465           4,505           4,297            -             13,267
Merger-related expense . . . . .           -                  -               -               -        173,010           173,010
Other revenues-net . . . . . . .       (3,122)               (71)             96          (1,167)           (8)           (4,272)
Interest charges . . . . . . . .       34,890             17,165          21,909           1,884        12,839            88,687
                                     ________           ________        ________         _______       _______        __________
Income from continuing
  operations . . . . . . . . . .     $ 66,228           $ 81,944        $ 49,435         $  (117)    $(127,707)       $   69,783
                                     ========           ========        ========         =======       =======        ==========

Gas Sales (In Bcf) . . . . . . .        150.4                -             144.4            61.6         (29.3)            327.1
                                        =====             =====             ====            ====         =====             =====

Gas Transportation (In Bcf). . .        151.4             474.7               .4              -         (136.2)            490.3
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


NINE MONTHS TO SEPTEMBER 30, 1998

Operating revenues
Nonaffiliated
  Regulated gas sales . . . . .        $951,139           $      -        $     -          $  1,123       $    -       $  952,262
  Nonregulated gas sales. . . .              -                   -         275,742           70,087            -          345,829
  Gas transportation and
    storage . . . . . . . . . .         134,988             260,903            311              315            -          396,517
  Liquid sales. . . . . . . . .              -                   -         160,318               -             -          160,318
  Other . . . . . . . . . . . .          19,377              43,168         22,506            8,182         4,882          98,115
                                       ________           _________       ________         ________      ________     ___________
     Total nonaffiliated. . . .       1,105,504             304,071        458,877           79,707         4,882       1,953,041
Affiliated. . . . . . . . . . .           3,600              69,103          7,855           14,867       (95,425)             -
                                       ________           _________       ________         ________      ________     ___________
     Total operating revenues .       1,109,104             373,174        466,732           94,574       (90,543)      1,953,041


Operating expenses
Purchased gas . . . . . . . . .         574,491              34,973         25,727           69,749       (91,734)        613,206
Liquids, capacity and other
  products purchased. . . . . .              -               12,053         88,413            4,861            -          105,327
Operation expense . . . . . . .         216,763              94,271        120,082           16,845        (1,081)        446,880
Maintenance . . . . . . . . . .          33,952              18,850          6,186               83         1,429          60,500
Depreciation and amortization .          59,838              48,215        139,706            2,075         3,103         252,937
Taxes, other than income taxes.          91,946              26,682          5,640              767         5,080         130,115
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .         132,114             138,130         80,978              194        (7,340)        344,076
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .          33,708              44,895         17,199           (1,697)       (9,680)         84,425
Interest revenues . . . . . . .             831               3,884            772            1,681        (4,877)          2,291
Equity in earnings of
  equity investees. . . . . . .              -                7,483          3,382            6,098            -           16,963
Other revenues-net. . . . . . .           1,878                 687            195              136        (4,313)         (1,417)
Interest charges. . . . . . . .          36,548              18,957         15,956            7,295         8,258          87,014
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $ 64,567           $  86,332       $ 52,172         $  2,511      $(15,108)     $  190,474
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .           139.9                  -           120.8             28.3          (7.5)          281.5
                                          =====               =====          =====             ====        ======           =====

Gas Transportation (In Bcf) . .           141.9               439.9             .4               -         (122.5)          459.7
                                          =====               =====          =====             ====        ======           =====
_________________________________________________________________________________________________________________________________


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


THREE MONTHS TO SEPTEMBER 30, 1999

Operating revenues
Nonaffiliated
  Regulated gas sales . . . . .        $121,342           $      -        $     -          $     -        $    -       $  121,342
  Nonregulated gas sales. . . .              -                   -          98,679           35,412            -          134,091
  Gas transportation and
    storage . . . . . . . . . .          32,268              75,453            105              116            -          107,942
  Liquid sales. . . . . . . . .              -                   -          98,557               -             -           98,557
  Other . . . . . . . . . . . .           5,524              13,787         17,211            7,088            68          43,678
                                       ________           _________       ________         ________      ________     ___________
     Total nonaffiliated. . . .         159,134              89,240        214,552           42,616            68         505,610
Affiliated. . . . . . . . . . .             765              23,536         15,279            5,762       (45,342)             -
                                       ________           _________       ________         ________      ________     ___________
     Total operating revenues .         159,899             112,776        229,831           48,378       (45,274)        505,610


Operating expenses
Purchased gas . . . . . . . . .          54,687               3,985         15,423           39,353       (42,369)         71,079
Liquids, capacity and other
  products purchased. . . . . .              -               11,059         60,398            2,980          (598)         73,839
Operation expense . . . . . . .          72,891              31,162         50,697            7,755        (5,434)        157,071
Maintenance . . . . . . . . . .          14,918               7,792          5,248               46           376          28,380
Depreciation and amortization .          19,311              14,117         60,706              408         1,312          95,854
Taxes, other than income taxes.          21,424               8,503          2,547              293         1,621          34,388
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .         (23,332)             36,158         34,812           (2,457)         (182)         44,999
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .         (14,444)             12,061          8,069           (1,027)       (3,098)          1,561
Interest revenues . . . . . . .             (51)                618            170              255          (511)            481
Equity in earnings of
  equity investees. . . . . . .              -                  992          1,563            3,777            -            6,332
Merger-related expense. . . . .              -                   -              -                -          7,672           7,672
Other revenues-net. . . . . . .            (418)                 37             36             (796)          227            (914)
Interest charges. . . . . . . .          11,211               5,214          8,825              753         4,842          30,845
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $(20,568)          $  20,530       $ 19,687         $  1,053     $  (9,882)     $   10,820
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .            15.2                  -            48.6             16.2          (9.3)           70.7
                                           ====               =====           ====             ====          ====            ====

Gas Transportation (In Bcf). .             38.9               109.2             .1               -          (35.4)          112.8
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


THREE MONTHS TO SEPTEMBER 30, 1998

Operating revenues
Nonaffiliated
  Regulated gas sales . . . . .        $132,644           $      -        $     -          $     -        $    -       $  132,644
  Nonregulated gas sales. . . .              -                   -          82,766           23,660            -          106,426
  Gas transportation and
    storage . . . . . . . . . .          30,637              78,541            105              316            -          109,599
  Liquid sales. . . . . . . . .              -                   -          49,601               -             -           49,601
  Other . . . . . . . . . . . .           6,061               7,355          7,533            2,844         1,385          25,178
                                       ________           _________       ________         ________      ________     ___________
     Total nonaffiliated. . . .         169,342              85,896        140,005           26,820         1,385         423,448
Affiliated. . . . . . . . . . .             337              18,964          5,360            5,817       (30,478)             -
                                       ________           _________       ________         ________      ________     ___________
     Total operating revenues .         169,679             104,860        145,365           32,637       (29,093)        423,448


Operating expenses
Purchased gas . . . . . . . . .          70,276              11,650          9,823           23,102       (28,754)         86,097
Liquids, capacity and other
  products purchased. . . . . .              -                  884         28,820            2,532            34          32,270
Operation expense . . . . . . .          65,337              30,988         38,676            6,109          (781)        140,329
Maintenance . . . . . . . . . .          11,416               6,695          1,950               48           393          20,502
Depreciation and amortization .          19,621              15,962         46,226              703         1,201          83,713
Taxes, other than income taxes.          23,056               8,250          1,769              501         1,445          35,021
                                       ________           _________       ________         ________      ________      __________
     Operating income before
     income taxes . . . . . . .         (20,027)             30,431         18,101             (358)       (2,631)         25,516
                                       ________           _________       ________         ________      ________      __________
Income taxes. . . . . . . . . .         (11,280)             10,723          2,407           (1,706)         (593)           (449)
Interest revenues . . . . . . .             607               1,700            184              581        (2,665)            407
Equity in earnings of
  equity investees. . . . . . .              -                2,925          1,242            3,614            -            7,781
Other revenues-net. . . . . . .             118                 509             77             (449)          494             749
Interest charges. . . . . . . .          11,297               7,801          5,366            2,427         2,384          29,275
                                       ________           _________       ________         ________      ________      __________
Income from continuing
  operations. . . . . . . . . .        $(19,319)          $  17,041       $ 11,831         $  2,667     $  (6,593)     $    5,627
                                       ========           =========       ========         ========      ========      ==========

Gas Sales (In Bcf). . . . . . .            15.0                  -            40.6             11.7          (4.1)           63.2
                                           ====               =====           ====              ===          ====            ====

Gas Transportation (In Bcf) . .            36.8               104.5             .1               -          (32.6)          108.8
                                           ====               =====           ====             ====         =====           =====
_________________________________________________________________________________________________________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Because of the low seasonal demand for gas during the summer months, sales and transportation revenues are lower during this period compared to the first and second quarters, and the third quarter results generally range from a loss to a small profit. In addition to satisfying cash requirements for operations, capital expenditures, and dividend payments in the current and prior year nine-month periods, available cash was used to cash out stock options and awards and to pay other costs in connection with the pending merger (see Note 2 to the consolidated financial statements, page 5) and to acquire exploration and production assets during 1999 and to partially fund additional investments in Argentina and Australia during 1998.

Due to the seasonality of the regulated subsidiaries' heating business, the balance sheet at the end of September customarily shows a significant decrease in accounts receivable from the balance at the end of the previous year. Also, by September 30, gas inventories which had been withdrawn during the early part of the year have been substantially replenished for the forthcoming heating season.

As discussed in Note 8 to the consolidated financial statements, page 8, during September 1999 the Company sold $400 million of long-term notes. The proceeds from this transaction will be used for general corporate purposes, including reduction of short-term debt and funding of capital expenditures. During the remainder of 1999, funds required for the capital spending program as well as other general corporate purposes are expected to be obtained principally from internal cash generation.

The sale of commercial paper will be used to provide short-term financing to the subsidiaries, primarily for gas inventory and other working capital requirements. Borrowings under the Company's $1 billion short-term credit agreement may be used for general corporate purposes, including the support of commercial paper notes, and to temporarily finance capital expenditures. This credit agreement is scheduled to expire on June 22, 2000. There were no amounts outstanding under this credit agreement at September 30, 1999.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     SYSTEM RESULTS

The Company reported net income for the first nine months of 1999 of $69.8 million, or $.73 per share, compared with net income of $143.8 million, or $1.52 per share, in the first nine months of 1998. For the third quarter of 1999, the Company reported net income of $10.8 million, or $.11 a share, compared with net income of $8.1 million, or $.08 a share, in the prior year quarter.

Earnings for both 1998 periods reflect the Company's decision to discontinue its wholesale energy trading and marketing operations (see Note 5 to the consolidated financial statements, page 6). The Company recognized a loss on these discontinued operations in the first nine months of 1998 of $46.7 million. During the third quarter of 1998, the Company recognized income from discontinued operations of $2.4 million which reflected the sale of the Company's wholesale gas marketing business and adjustments to reserves provided earlier in 1998 in connection with the decision to discontinue these operations. Accordingly, income from continuing operations in the first nine months and third quarter of 1998 was $190.5 million, or $2.01 per share, and $5.7 million, or $.06 a share, respectively.

Income from continuing operations for the first nine months of 1999 includes costs related to the pending merger with DRI amounting to $173.0 million (see
Note 2 to the consolidated financial statements, page 5) and workforce reduction costs totaling $10.8 million, while third quarter 1999 results include merger-related expenses of $7.7 million and workforce reduction costs of $2.4 million. Income from continuing operations for the first nine months of 1998 included a gain of $13.9 million associated with a favorable resolution of a regulatory contingency. Excluding special items, income from continuing operations for the first nine months of 1999 would have been $191.1 million, or $1.99 per share, compared to $176.6 million, or $1.87 per share, in the first nine months of 1998. Third quarter 1999 income from continuing operations, excluding special items, was $18.0 million, or $.19 per share.

Results from continuing operations for the first nine months of 1999 reflect colder weather and increased gas and oil production, partially offset by lower average wellhead prices for gas and oil compared with the comparable 1998 period. Weather in the Company's retail service territories in the first nine months of 1999 was 17.0% colder than 1998 but still 7.4% warmer than normal. Higher average gas and oil wellhead prices and increased gas and oil production contributed to improved results during the third quarter of 1999. The Company's distribution operations normally experience an operating loss in the third quarter because of low seasonal demand for gas in the summer months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     OPERATING REVENUES

Regulated gas sales revenues decreased $8.8 million, to $943.5 million, in the first nine months of 1999 with sales volumes increasing 10.4 billion cubic feet
(Bcf), to 150.1 Bcf. Sales volumes increased during the first nine months of 1999 for the Company's residential and commercial customers and declined slightly for industrial customers. Average sales rates for all three customer groups declined compared to the first nine months of 1998 reflecting lower purchased gas costs in 1999. In the 1999 third quarter, regulated gas sales revenues decreased $11.3 million, to $121.4 million, compared to the 1998 third quarter as sales volumes increased slightly, to 15.2 Bcf. Sales volumes for residential and commercial customers were up in the 1999 third quarter on a combined basis, while average sales prices for those customer groups declined. Average sales rates for industrial customers increased during the quarter, while sales volumes were flat.

In the first nine months of 1999, nonregulated gas sales revenues increased $75.5 million, to $421.3 million, with sales volumes increasing 35.2 Bcf, to 177.0 Bcf. Third quarter 1999 nonregulated gas sales revenues increased $27.7 million, to $134.1 million, as sales volumes increased 7.3 Bcf, to
55.5 Bcf. Sales volume increases in both 1999 periods were due in large part to gas sales by CNG Field Services Company and higher production and sales by CNG Producing Company (CNG Producing).

Gas transportation and storage revenues were $412.4 million in the first nine months of 1999, up $15.9 million from the first nine months of 1998. In the third quarter of 1999, gas transportation and storage revenues were $107.9 million, down $1.7 million from the prior year quarter. Gas transportation revenues increased $21.1 million in the first nine months, attributable primarily to customers switching from sales to transportation service at certain of the distribution subsidiaries, while storage service revenues declined $5.2 million. Gas transportation revenues were down slightly in the third quarter of 1999, while storage service revenues declined $1.6 million.

Other operating revenues increased $82.9 million, to $341.3 million, in the first nine months of 1999 and increased $67.4 million, to $142.2 million, in the third quarter. The improvements in both 1999 periods are due chiefly to increased revenues from oil and condensate sales and from sales of products extracted from natural gas.

    OPERATING EXPENSES

Operating expenses, excluding income taxes, increased $155.6 million in the first nine months of 1999 and $62.7 million in the third quarter. Total purchased gas expense decreased $8.3 million in the first nine months of 1999, to $604.9 million, and declined $15.0 million, to $71.1 million, in the third quarter. Lower average purchase prices, partially offset by increased volume requirements in connection with colder weather during the first quarter of 1999, was the primary reason for the decrease in the nine-month period. Lower average purchase prices and lower purchased volumes caused the 1999 third quarter decline. Liquids, capacity and other products purchased was higher in both 1999 periods, increasing $87.8 million in the first nine months and $41.6 million in the third quarter. These increases were due largely to increased oil trading activity by CNG Producing and increased purchases of pipeline capacity by CNG Transmission Corporation (CNG Transmission). Combined operation and maintenance expense increased $37.6 million in the first nine months and $24.5 million in the third quarter of 1999 due primarily to workforce reduction costs and higher royalty and maintenance expenses. Depreciation and amortization expense increased $24.9 million in the first nine months of 1999 and $12.2 million in the third quarter due chiefly to higher gas and oil production in 1999. Taxes, other than income taxes, increased $13.6 million in the first nine months of 1999 due primarily to the timing of the recognition of certain taxes by one of the distribution subsidiaries, and decreased slightly in the third quarter.

Income taxes declined $51.2 million in the first nine months of 1999 due to lower pretax income. In the third quarter of 1999, income taxes increased $2.0 million due in large part to higher pretax income in the 1999 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     OTHER INCOME

Total other income (deductions) declined $180.1 million in the first nine months of 1999 and $10.7 million in the third quarter. These declines reflect expenses totaling $173.0 million and $7.7 million recognized in the first nine months and third quarter of 1999, respectively, in connection with the Company's pending merger with DRI (see Note 2 to the consolidated financial statements, page 5). Interest revenues decreased $.6 million in the first nine months of 1999 and were flat in the third quarter. "Other-net" declined $6.5 million in the first nine months of 1999 and $3.1 million in the third quarter due in part to lower income from equity investments.

     INTEREST CHARGES

Total interest charges of $88.7 million in the first nine months of 1999 were up $1.7 million from the prior year period, while third quarter interest charges increased $1.7 million, to $30.9 million. The increased interest charges in 1999 were due largely to higher interest costs associated with commercial paper borrowings, which more than offset reduced interest expense from long-term debt.

In connection with the discussion of results of operations, reference is also made to Notes 3 and 11 to the consolidated financial statements.

BUSINESS SEGMENT RESULTS

     DISTRIBUTION

Operating income before income taxes of the gas distribution operations was $136.2 million in the first nine months of 1999, compared to $132.1 million in the first nine months of 1998. Excluding workforce reduction costs totaling $9.3 million related to a previously announced restructuring, 1999 nine-month operating results would have been $145.5 million. Distribution throughput in the first nine months of 1999 increased 20.0 Bcf, to 301.8 Bcf, reflecting weather that was 17.0% colder than the prior year period. Improved results for the first nine months of 1999 were partially mitigated by higher maintenance expense and higher taxes, other than income taxes.

Residential gas sales volumes increased 8.3 Bcf in the first nine months of 1999 to 114.7 Bcf. The distribution operations transported 11.8 Bcf of gas in the first nine months of 1999, compared to 8.7 Bcf in the first nine months of 1998, on behalf of former residential sales customers who now purchase gas from other suppliers, including CNG Retail Services Corporation. Sales to commercial customers increased 2.5 Bcf to 33.6 Bcf while volumes transported to these customers increased 1.4 Bcf to 30.9 Bcf. Total deliveries to industrial customers increased 3.8 Bcf, to 104.6 Bcf, compared with the prior year. Industrial transport volumes were up 3.9 Bcf to 102.9 Bcf, while sales volumes declined slightly, to 1.7 Bcf. Off-system transport volumes were up 1.1 Bcf in the first nine months of 1999, to 5.8 Bcf.

In the third quarter of 1999, the distribution operations reported an operating loss before income taxes of $23.3 million, compared to an operating loss before income taxes of $20.0 million in the 1998 third quarter. Results for the 1999 quarter reflect higher operating and maintenance costs. Workforce reduction costs also reduced third quarter 1999 pretax operating results by $1.2 million. Residential gas sales volumes of 10.5 Bcf were down .1 Bcf compared to the 1998 quarter. Gas transported on behalf of former residential sales customers totaled 1.2 Bcf in the third quarter of 1999, up .1 Bcf from the prior year quarter. Commercial sales volumes were up .3 Bcf, to 4.4 Bcf, while gas transported to these customers was 4.1 Bcf, down .5 Bcf. Deliveries to industrial customers increased 2.0 Bcf due entirely to increased transport volumes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     TRANSMISSION

Operating income before income taxes of the gas transmission operations in the first nine months of 1999 was $142.1 million, up $4.0 million from the first nine months of 1998. However, results for the first nine months of 1998 include $13.9 million resulting from the favorable resolution of a regulatory contingency during the second quarter. Lower operation and depreciation expenses contributed to the higher nine-month 1999 results. In the third quarter of 1999, operating income before income taxes was $36.1 million, an increase of $5.7 million from 1998. The improved third quarter 1999 results were due in part to increased prices for natural gas by-products.

Transmission throughput increased 34.8 Bcf in the first nine months, due largely to colder weather in the Northeast in early 1999, and increased 4.7 Bcf in the third quarter compared to the prior year periods.

     EXPLORATION AND PRODUCTION

The exploration and production operations reported operating income before income taxes of $84.6 million in the first nine months of 1999, compared to $81.0 million in the first nine months of 1998. The effect of higher gas and oil production in the first nine months of 1999 was only partially offset by lower average gas and oil wellhead prices. In the third quarter, operating income before income taxes was $34.8 million, up from $18.1 million in 1998. The improvement in the 1999 third quarter results reflects the impact of higher average gas and oil wellhead prices and higher gas and oil production. Results for the third quarter of 1998 reflected lower gas and oil production due in large part to four hurricanes and tropical storms that forced temporary shutdowns of oil and natural gas wells in the Gulf of Mexico.

The Company's average gas wellhead price was $2.15 per thousand cubic feet
(Mcf) in the first nine months of 1999, $.14 lower than 1998. In the third quarter, the average gas price was $2.25 per Mcf, up from $2.05 in the third quarter of 1998. Gas production in the first nine months of 1999 was 134.8 Bcf, up 21.3 Bcf from 1998. The increase in gas production in the first nine months of 1999 was due chiefly to increased production at the Main Pass 223 and High Island 571 fields and new production at the Nautilus/Atlantis/Nemo complex in the Gulf of Mexico. Third quarter gas production was 45.8 Bcf, up 9.2 Bcf from 1998 due in part to new production at the Nautilus/Atlantis/Nemo complex in the Gulf of Mexico and at the newly-acquired Lopeno Field in South Texas.

The Company's average oil wellhead price was $12.06 per barrel in the first nine months of 1999, down slightly from $12.18 per barrel in the prior year period. The average oil wellhead price for the third quarter of 1999 was $14.71 per barrel compared to $11.26 in 1998. The movement in oil prices for both 1999 periods is consistent with the worldwide trend in prices during the year. Oil production in the first nine months of 1999 was 7.8 million barrels, up 34% from 5.8 million barrels in 1998. Third quarter 1999 oil production was
2.7 million barrels, up 48% from 1.8 million barrels in 1998. The increase in oil production in both 1999 periods was due largely to new production at the Nautilus/Atlantis/Nemo complex that began in late 1998 and early 1999, and increased production at Neptune as the result of development work performed in 1998.

See ITEM 3., "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", page 23, for information regarding CNG Producing's use of derivatives at September 30, 1999. In addition to these financial instruments, CNG Producing has long-term sales contracts primarily with various cogeneration facilities to hedge the risk of future price decreases. Minimum contract volumes and prices for the remainder of 1999 and the following five years are summarized below:

_______________________________________________________________________________
                                         Volumes         Weighted Average Price
     Year                                 (Bcf)                   (Mcf)
_______________________________________________________________________________
Remainder of 1999                           5.7                 $2.95
2000                                       19.7                 $3.00
2001                                       15.6                 $2.93
2002                                       11.3                 $2.98
2003                                        8.8                 $3.13
2004                                        8.4                 $3.31
_______________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     OTHER

The "Other" segment reported an operating loss before income taxes of $2.9 million in the first nine months of 1999, compared to operating income before income taxes of $.3 million in the first nine months of 1998. This segment reported an operating loss before income taxes of $2.5 million in the third quarter of 1999, a decline of $2.2 million compared to the prior year quarter. The decreases in both 1999 periods are due primarily to operating losses at the Company's unregulated retail marketing subsidiaries.

SELECTED TWELVE-MONTH DATA

The following selected financial data (unaudited) relates to the twelve months ended September 30, 1999 (in thousands of dollars):

______________________________________________________________________________
Operating revenues.....................................             $2,925,858
Operating expenses.....................................              2,418,779
    Operating income before income taxes...............                507,079
Income taxes...........................................                 78,472
Other income (loss)....................................               (145,436)
Interest charges.......................................                116,151
Income from continuing operations......................                167,020
Discontinued operations................................                 (2,221)
    Net income.........................................             $  164,799
    Earnings per common share -- basic.................                  $1.72
    Earnings per common share -- diluted...............                  $1.71
Times fixed charges earned.............................                   2.70
______________________________________________________________________________

OTHER INFORMATION

     YEAR 2000 TECHNOLOGY ISSUE


Reference is made to Exhibit 99 to the Company's 1998 Form 10-K regarding the Company's approach to addressing the Year 2000 technology issue.

PROJECT STATUS
The following summarizes the Company's progress in the major project areas through September 30, 1999:

                                           PHASE
                                                                                    Continuity
PROJECT AREA     Inventory      Assessment     Repair/              Testing          Planning
                                               Replace
APPLICATION
SYSTEMS           Complete      Complete      Repair: Complete     Complete for     Complete
                                              Replacement:         Critical
                                              In progress          Applications
PROCESS CONTROL
COMPONENTS        Complete      Complete      October 1999         October 1999     Complete

TECHNICAL
INFRASTRUCTURE    Complete      Complete      Complete             Complete         Complete

PHYSICAL
INFRASTRUCTURE    Complete      Complete      In progress          In progress      Complete

BUSINESS                                      Not                  Not              Complete
PARTNERS AND      Complete      Complete      applicable           applicable
SUPPLIERS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


APPLICATION SYSTEMS. During the assessment phase, approximately 80 application systems were identified requiring some degree of repair or replacement. However, the Company's actions to upgrade to newer, more functional versions of vendor software have mitigated many existing year 2000 issues. These upgrade activities continued through mid-1999. Repair and replacement activities for internally developed application systems began in March 1998. All repair activities were completed by September 1999, while some replacement activities will continue into the fourth quarter of 1999. None of the replacement activities are considered to be critical. Testing of all critical application systems is complete and additional testing is being performed in the time remaining until the date change. Overall, the Company considers all of its critical application systems portfolio to be year 2000 ready. For critical application systems, "year 2000 ready" indicates that the Company has completed repair or replacement activities and independent testing. Reference is made to "Risks," page 21, for information on the status of the development of a new revenue and customer information system for the distribution subsidiaries called "CAMP."

In July 1999, the Company implemented year 2000 change control methods to ensure future stability in the application system and technical infrastructure environments. On October 1, 1999, the Company implemented a year 2000 Production Moratorium to restrict changes to application systems, technical infrastructure and process control components.

PROCESS CONTROL COMPONENTS. For process control components inventoried by the Company, approximately 43% are not date sensitive, and therefore are not affected by year 2000 issues. For date sensitive components, the Company has experienced via testing activities a year 2000 failure rate of less than 1%. Replacement of a small number of non-compliant components will continue through the remainder of 1999 as year 2000 compliant upgrades and replacements become available from vendors. Unit testing activities for the Company's regulated businesses are approximately 89% complete, while unit testing for the Company's E&P business is 93% complete. System testing of the interaction of process control components began in April 1999 and is expected to be completed in October 1999.

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

The Company has completed an inventory of its desktop personal computers and continues to deploy updated desktop infrastructure that is year 2000 ready concurrent with the implementation of various new application systems. The Company has completed testing to confirm year 2000 readiness of this infrastructure and associated software, and has completed the implementation of year 2000 operating system upgrades. The Company has also completed examining the year 2000 aspects of user-created desktop files, applications and spreadsheets and repairs are being made as necessary.

PHYSICAL INFRASTRUCTURE. The Company has completed an inventory and analysis of gas and non-gas related physical infrastructure components that may be subject to year 2000 problems. Of the facilities inventoried, 109 are considered critical. The Company is currently focusing its efforts on testing components (such as HVAC, security systems, and universal power supplies) which are considered critical. This activity is expected to be completed in October 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company has also focused its efforts in the facilities area on electrical power backup. The loss of electrical power to the Company's compression facilities is a major risk to the continued, reliable transmission and delivery of natural gas. The Company continues to make capital improvements to its system in case of failure of electricity suppliers. Electric generators are being added or improved in 91 critical facilities so that CNG can generate its own power, if needed, to run critical gas delivery systems. These generators can also supply power to CNG's microwave telecommunications system. Load testing, to ensure adequate power is available to continue the transmission and delivery of natural gas, has been completed in these critical facilities.

Where facilities are leased, the Company has identified and contacted building managers/lessors to ensure they are actively addressing the year 2000 issue. The Company is also using facilities information as a primary component of its continuity planning effort.

BUSINESS PARTNER AND VENDOR RELATIONSHIPS. Strategic business partner and vendor relationships have been identified and assessed through questionnaires and interviews. Over 1,900 business partner and vendor relationships have been identified and queried. Of the business partners and vendors identified, approximately 600 are prioritized as strategic to key Company business processes. Of these strategic relationships, over 50% have already reported to the Company that they are either compliant or making good progress in mitigating any year 2000 issues. In conjunction with business continuity planning, the Company has validated its business partner inventory, obtained updated status information, and completed risk assessments to rate each of the critical business partners. To validate business continuity planning assumptions, various segments of the Company are conducting face-to-face meetings with critical business partners and developing cooperative relationships where necessary to further mitigate risk. Risk assessment will continue throughout 1999. The Company's analysis includes the year 2000 status of operations in Argentina and Australia in which the Company has investments.

CONTINUITY PLANNING. CNG commenced full scale business continuity planning in October 1998. This project seeks to complement year 2000 activities that have been performed to date by ensuring that critical business processes are operational during and after the date change. Business continuity planning consists of developing and testing different types of plans, including a "zero day" plan, a continuity plan and a recovery plan. CNG has identified the set of critical business processes (15 major processes, 140+ sub processes) for which continuity planning is essential. The Company has completed development of continuity planning methodology, identified critical business processes throughout the Company, and trained business continuity managers to develop and coordinate plans. As of September 1999, 267 plans were identified and are completed. The majority of these plans are related to the activities of the Company's regulated businesses, in areas such as gas supply, gas control, transmission and storage, and distribution, focusing on safety and continuity of gas supply as important factors. Business continuity planning is 92% complete for this segment of the Company's business. The Company is also actively performing recovery and zero-day planning for application systems which are critical to continued operations.

Through continuity planning, the Company is also identifying capital improvements which are necessary to support the various continuity plans. The Company expects to spend $1.3 million in permanent capital improvements, such as the purchase and deployment of power generators by the end of 1999. This activity is currently in progress.

The Company has also performed successful rehearsals of two of its critical continuity plans: SCADA and telecommunications. The SCADA system measures operating conditions, flow rates, and the status of control devices, such as flow and pressure regulators, valves and compressors, and transmits real-time data to central control rooms. Employees at 80 critical storage, transmission and distribution sites performed all operations manually under the assumption that the SCADA system was unavailable. Data that is normally handled by SCADA was collected manually and called in via CNG's microwave system, telephones and fax machines. For further assurance, approximately 60 employees were also stationed on hilltops, testing the viability of using radios to share data if telephones also failed. Results of the test are being used to further strengthen continuity plans in the SCADA and telecommunications areas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COSTS
Based upon project status as described above, the Company expects to spend a total of approximately $16.0 million in connection with its Year 2000 Project Office efforts, its use of external consultants and the repair of affected application systems. This estimate includes capitalized costs for hardware and software used (or expected to be used) in the testing phase, and for application system and technical infrastructure replacements. This estimate excludes costs incurred or expected to be incurred in connection with the development and installation of major new application systems which are expected to be year 2000 ready, the Company's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator, and internal labor costs other than those of the core Project Office. As of September 30, 1999, the Company has incurred costs approximating $9.9 million (of which $1.4 million has been capitalized) in connection with its year 2000 efforts. Total costs incurred as of September 30, 1999, as a proportion of the total year 2000 budget, is not indicative of the progress of the project.

RISKS
Significant progress continues in the development of CAMP for use at Hope Gas and EOG Energy Choice. However, previous technical difficulties and delays have caused the Company to invoke a contingency plan which involves renovation of the current revenue application system for the other distribution subsidiaries and 20 related application systems to make such systems year 2000 ready. These current systems collectively address the business processes which were to be handled by CAMP. Renovation, implementation and testing activities have been completed in connection with this contingency plan. Under a worst case scenario, the current revenue application systems would not be year 2000 ready by the end of 1999 for the other distribution subsidiaries and CAMP would not be successfully implemented or year 2000 ready at Hope Gas and EOG Energy Choice. The estimate of $16.0 million referred to above includes approximately $3.4 million of costs in connection with the CAMP contingency plan. Concurrent with this effort, the Company is continuing the development of CAMP and has capitalized $62.4 million related to this project as of September 30, 1999.
The CAMP core software is a licensed product of the Company's independent accountants, PricewaterhouseCoopers LLP (PwC), and PwC is the primary information systems consultant on this project.

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

The Atlantic Alliance will target developing markets in New York, Pennsylvania, and New England. It will include access to Transcontinental Gas Pipe Line Corporation facilities and the proposed MarketLink Project at Leidy, Pennsylvania, and to Columbia Gas Transmission Corporation facilities and the proposed Millennium Project at Horseheads or Greenwood, New York.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


EXPLORATION AND PRODUCTION

CNG Producing, acting alone or with partners, was the high bidder on five tracts offered at the federal government's August 25, 1999 Gulf of Mexico lease sale. The Company's bids totaled $5.7 million for the properties, three of which are located in deepwater areas of the Gulf of Mexico. The Company's working interests in the deepwater properties will be 50% each, while working interests in the other two properties will be 100% each. The bids must still be accepted by the government.

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

In connection with its price risk management activities, CNG Producing has hedged the following natural gas and crude oil production using derivatives as of September 30, 1999:


___________________________________________________________________________________________________________________________________

FINANCIAL INSTRUMENT                                      1999                 2000            2001            2002            2003
OIL (000 barrels)

Futures/Swaps . . . . . . . . . . . .                     1,715               1,080
Weighted Average Price (per barrel) .                    $18.22              $19.93

Two-way Collars . . . . . . . . . . .                       100                5,124
Weighted Average Price (per barrel) .             $18.50-$21.00        $16.11-$19.11

GAS (million mmbtu)

Futures/Swaps . . . . . . . . . . . .                      27.4                  29.0           29.0            29.0           29.0
Weighted Average Price (per mmbtu). .                     $2.61                 $2.33          $2.32           $2.35          $2.38

Three-way Collars . . . . . . . . . .                       1.0                  72.0           12.0            12.0           12.0
Weighted Average Price (per mmbtu). .               $3.06-$3.36           $2.41-$2.61    $2.45-$2.70     $2.49-$2.74    $2.54-$2.79
Average Collar Floor Price. . . . . .                     $2.60                 $2.10          $2.13           $2.13          $2.14
Average Differential. . . . . . . . .                     $0.46                 $0.31          $0.32           $0.36          $0.40
___________________________________________________________________________________________________________________________________


For the three-way collars above, if the market price falls below the collar floor, then the price received will equal the market price plus the differential.

CNG Producing's hedging activities in connection with its natural gas and crude oil production resulted in aggregate unrealized losses at September 30, 1999 of $53.9 million and $28.4 million, respectively. Realized gains (losses) incurred by CNG Producing related to price risk management activities are summarized below (in thousands):


_______________________________________________________________________________

                                 NINE MONTHS TO                THREE MONTHS TO
                                   SEPTEMBER 30                 SEPTEMBER 30
                                _________________            ________________
                                1999         1998            1999        1998

Natural Gas . . . . . .       $   110      $20,304         $(14,301)    $4,201

Crude Oil . . . . . . .       $(9,594)     $10,863         $ (7,257)    $2,887
_______________________________________________________________________________

Unrealized and realized gains and losses related to the use of derivatives do not reflect the impact on earnings of the related physical transactions.
The effect of these physical transactions has, or is expected to, substantially offset the financial gains and losses arising from the use of derivatives.

At September 30, 1999, unrealized gains and losses arising from the Company's use of derivatives, other than at CNG Producing, were not material.


                                       ***************

In connection with the financial information included in PART I of this report, reference is made to the Company's 1998 Form 10-K, including Exhibit 99 thereto, and its quarterly reports to the SEC on Form 10-Q for the quarters ended March 31 and June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no material new legal proceedings instituted in the third quarter of 1999, and there have been no material developments during the quarter in the legal proceedings disclosed in the Company's 1998 Form 10-K or in any earlier Form 10-Q for 1999 as then pending, except as noted below.

A qui tam action (one in which the plaintiff sues for the government as well as for itself, and gets to keep part of the recovery) was brought by Jack
Grynberg, an oil and gas entrepreneur, against a major part of the gas industry, including the Company and several of its subsidiaries. The complaint, which was filed on July 2, 1997, was under seal pending Department of Justice review. The Department of Justice declined to intervene and the seal was lifted in May 1999. The Company was served in the Western District of Louisiana on May 1, 1999. The suit alleges fraudulent mismeasurement of gas volumes and underreporting of gas royalties from gas production taken from federal leases. The cases have been removed to the Eastern District of Wyoming, where a motion to dismiss will be filed by the Company.

A class action was filed by Quinque Operating Co. and others against approximately 300 defendants, including the Company and several of its subsidiaries, in Stevens County Kansas. The complaint, which was served on the Company and its subsidiaries on September 24, 1999, alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. The cases have been moved to the U.S. District Court of Kansas, pending consolidation with the Grynberg case.

The Company believes the above complaints to be without merit. Management believes that the ultimate resolution of the issues will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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


ITEM 6.      EXHIBITS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

As previously reported, on July 1, 1999, the Company filed a Form 8-K which included, as an Exhibit, a press release concerning the results of the special shareholder meetings held concurrently by the Company and DRI regarding shareholder approval of the pending merger.

ITEM 6.      EXHIBITS, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS

______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1999 and 1998

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1999

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

November 12, 1999

                                EXHIBIT INDEX
______________________________________________________________________________
  SEC
Exhibit
 Number                 Description of Exhibit
______________________________________________________________________________

  (11)  Statement re Computation of Per Share Earnings:
        Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the three months and nine months ended September 30, 1999 and 1998 is filed herewith

  (12)  Statement re Computation of Ratios:
        Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the twelve months ended September 30, 1999 is filed herewith

  (27)  Financial Data Schedule is filed herewith
______________________________________________________________________________