Form 10-K405
period 1999-12-31
CONSOLIDATED NATURAL GAS CO
filed 2000-03-07
CIK 23738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of
                                      1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-3196
                            ------------------------

                        CONSOLIDATED NATURAL GAS COMPANY
                             A DELAWARE CORPORATION
                 120 TREDEGAR STREET, RICHMOND, VIRGINIA 23219
                            TELEPHONE (804) 819-2000
                 IRS EMPLOYER IDENTIFICATION NUMBER 13-0596475
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

Notes:                                                          Registered:
   7 1/4%  Notes Due October 1, 2004                                        --
Debentures:
     6.0%  Debentures Due October 15, 2010                        New York Stock Exchange
     6.8%  Debentures Due December 15, 2027                       New York Stock Exchange
   6 5/8%  Debentures Due December 1, 2008                        New York Stock Exchange
   6 7/8%  Debentures Due October 15, 2026                        New York Stock Exchange
   7 3/8%  Debentures Due April 1, 2005                           New York Stock Exchange
   6 5/8%  Debentures Due December 1, 2013                        New York Stock Exchange
   5 3/4%  Debentures Due August 1, 2003                          New York Stock Exchange
   8 3/4%  Debentures Due October 1, 2019                         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act: None
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  _

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2000, was zero.

     As of March 1, 2000, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I.(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I
  ITEM 1.        BUSINESS
                 Merger with Dominion Resources, Inc.........................    1
                 Forward-Looking Information.................................    1
                 The Company.................................................    1
                 Governmental Regulation.....................................    3
                 Capital Expenditures........................................    4
                 Competitive Conditions......................................    4
                 Gas Supply..................................................    7
                 Gas Sales and Transportation................................   10
                 Gas Sales, Supply, Transportation and Storage Statistics....   12
                 Market Expansion............................................   13
                 International Activities....................................   13
                 Rate Matters................................................   13
  ITEM 2.        PROPERTIES
                 General Information on Facilities...........................   14
                 Map--Principal Facilities...................................   15
                 Map--Exploration and Production Areas.......................   16
                 Gas and Oil Producing Activities............................   17
  ITEM 3.        LEGAL PROCEEDINGS...........................................   19
  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   19

PART II
  ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS....................................   20
  ITEM 6.        SELECTED FINANCIAL DATA.....................................   20
  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS..............................   20
  ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK...................................................   20
  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   20
  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE...............................   20

PART III
  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   21
  ITEM 11.       EXECUTIVE COMPENSATION......................................   21
  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.............................................   21
  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   21

PART IV
  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                      8-K....................................................   21

SIGNATURES ..................................................................   25

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 1999

                                     PART I

ITEM 1.     BUSINESS

MERGER WITH DOMINION RESOURCES, INC.

On January 28, 2000, Dominion Resources, Inc. (Dominion) and Consolidated Natural Gas Company (the Company) completed the merger of the Company into a subsidiary (New Company) of Dominion. To give effect to the continuity of the Company and New Company, the term "Company" in this Annual Report on Form 10-K (Form 10-K) refers to Consolidated Natural Gas Company both before and after the merger unless the context of a statement requires the use of separate references to each company. Shareholders of the Company received Dominion common stock and/or cash in consideration of their Company shares. The combination with Dominion, based in Richmond, Virginia, creates a fully integrated electric and natural gas utility in the Midwest, Northeast and Mid-Atlantic regions of the United States with selective energy businesses located abroad.

Further information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Exhibit I to the Company's Current Report on Form 8-K (Form 8-K) filed with the Securities and Exchange Commission (SEC) on January 27, 2000 (Reference is made thereto as follows: Note 2, page 29).

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and developments concerning the Company's merger with Dominion, capital expenditures, earnings, risk management, litigation, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting and reporting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

THE COMPANY

Consolidated Natural Gas Company, the predecessor to New Company at the time of the merger, was a Delaware corporation organized on July 21, 1942, and a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). New Company is a Delaware corporation incorporated on September 14, 1999 and is a public utility holding company registered under PUHCA. Dominion is also a public utility holding company registered under the PUHCA. The name of New Company was changed to Consolidated Natural Gas Company at the time of the merger. It is engaged solely in the business of owning and holding all of the outstanding equity securities of nineteen directly owned subsidiary companies.

The Company's subsidiaries at December 31, 1999, are listed below. In addition to operating in all phases of the natural gas business, the Company explores for and produces oil and provides a variety of retail energy marketing services. At December 31, 1999, the Company had 5,974 regular employees.

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

The principal cities served at retail by the gas distribution subsidiaries (East Ohio Gas, Peoples Natural Gas, Virginia Natural Gas and Hope Gas) are:
Cleveland, Akron, Youngstown, Canton, Warren, Lima, Ashtabula and Marietta in Ohio; Pittsburgh (a portion), Altoona and Johnstown in Pennsylvania; Norfolk, Newport News, Virginia Beach, Chesapeake, Hampton and Williamsburg in Virginia; and Clarksburg and Parkersburg in West Virginia. At December 31, 1999, the Company served at retail approximately 1,905,000 residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania, Virginia and West Virginia (Reference is made to Note 2 to the consolidated financial statements, contained in Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000, regarding the Company's requirement to sell or spin off Virginia Natural Gas in connection with its merger with Dominion). Variations in weather conditions can materially affect the volume of gas delivered by the distribution subsidiaries, as 98 percent of their residential and commercial customers use gas for space heating.

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

CNG International engages in energy-related activities primarily through utilities and pipeline companies outside of the United States. The Company is exploring the sale of CNG International (see "International Activities," page
13).

CNG Retail markets natural gas, electricity and related products and services to residential, commercial and small industrial customers.

CNG Products and Services provides energy-related services to customers of the Company's local distribution subsidiaries and others.

CNG Power, via CNG Market Center Services, Inc., held a 50% general partnership interest in the CNG/ Sabine Center gas marketing hub. The partnership was dissolved effective January 1, 2000.

CNG Field Services provides natural gas storage facilities and services and other activities of a full service gas storage business and engages in activities related to Appalachian area natural gas supply.

Service Company is a subsidiary service company authorized by the SEC under the PUHCA. It advises and assists the other subsidiary companies on administrative and technical matters and manages centralized activities and facilities for their benefit. It also provides services to the Parent Company.

CNG Power Services was a power marketing subsidiary which had FERC approval to purchase and sell electricity at market-based prices. The Company exited the power marketing business during 1998.

Consolidated LNG ended its involvement in liquefied natural gas operations in 1982.

CNG Research administers proprietary research activities. Amounts spent on research activities in the calendar years 1997 through 1999 by all the subsidiaries were not material.

CNG Coal formerly owned coal reserves and a related plant site, which were sold in 1996.

CNG Financial was formed to engage in financing of gas-utilizing equipment, but has not yet engaged in any such transactions.

GOVERNMENTAL REGULATION

The Company is subject to regulation by the SEC pursuant to the PUHCA. Legislation has been introduced which would completely repeal the PUHCA, while another group has proposed a comprehensive energy reform program to address market power issues, including the repeal of PUHCA, particularly regarding the electric industry (see "Gas and Electric Industry Developments," page 4).

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

The foreign utility and pipeline companies in which the Company has an interest are also subject to regulation. The electric utility company in Argentina is subject to regulation at the federal and provincial level. The Argentine gas utility companies are regulated at the federal level. The pipelines in Australia are currently subject to state regulation, and will become subject to national regulation being developed by the Commonwealth and state and territorial governments (see "International Activities," page 13).

CAPITAL EXPENDITURES

The Company's current capital spending program for 2000 is estimated at $621.6 million, a 2% decrease compared with total capital spending in 1999. The estimated 2000 budget has been allocated as follows: exploration and production, $445.5 million; distribution, $122.8 million; transmission, $48.2 million; and corporate and other, $5.1 million. Exploration and production operations reflect increased spending on deep-water projects and increased conventional onshore and offshore drilling. Transmission and distribution operations expenditures will primarily be limited to spending for enhancements and improvements in the pipeline system and related facilities. The "corporate and other" category includes expenditures to upgrade information systems technology. The capital budget will be reviewed during the year and is subject to revision.

COMPETITIVE CONDITIONS

Various regulatory and market trends have combined to increase competition for the Company in recent years, and for the energy industry in general. The factors affecting the Company include: federal and state regulatory efforts, such as the FERC's various initiatives to increase competition in both the gas and electric industries; the overall availability of energy nationwide; competition from producers and other sellers and brokers of gas for the retail and wholesale markets; expansion of competition among distribution companies for industrial and commercial customers; competition with existing and proposed pipelines and projects to import gas from Canada and other foreign countries; and competition with other energy forms, such as electricity, fuel oil and coal.

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

     GAS AND ELECTRIC INDUSTRY DEVELOPMENTS

Gas industry competition at the retail level is receiving increased attention from both regulators and legislators. Governments in three of the states in which the Company operates distribution subsidiaries have enacted or considered legislation regarding deregulation of natural gas at the retail level. In Ohio, a 1996 law established customer choice as a state policy in the supply of natural gas services. Implementation of the law, which allows retail customers to obtain gas from an array of suppliers, is under way. In Pennsylvania, legislation was enacted to unbundle gas utility merchant functions and permit the Pennsylvania Public Utility Commission to certify marketers, in addition to gas utilities, as suppliers of last resort, creating competition in a traditional gas utility function. Virginia is operating under a one-year unbundling pilot program, enacted in 1999. The Virginia General Assembly is currently considering legislation to make the program permanent.

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

Although progress status varies, pro-competition electric legislation is at least under consideration in many states. In Ohio, legislation enacted in 1999 will allow all consumers to choose their electric supplier beginning January 1, 2001. In Pennsylvania, all consumers may now choose their supplier. Competition is also forthcoming in Virginia, where in 1999 the General Assembly passed the "Utility Restructuring Act" which will phase in customer choice between 2002 and 2004. Regulators and legislators in West Virginia are also debating issues related to electric industry restructuring.

Reflecting the evolution to a more competitive energy environment, the pace and size of business combinations among natural gas and electric utilities has increased in recent years (see "Recent Developments," page 1, regarding the Company's merger with Dominion). These business combinations have generally been initiated to provide benefits from economies of scale, to reduce costs by the elimination of duplicate facilities and processes, and to improve the strategic and competitive position of the surviving entity.

Recent and pending regulatory actions may serve to further facilitate business combinations in the energy industry. The FERC has streamlined its regulatory review process regarding pending mergers. In addition, Congress has considered legislation to conditionally repeal the PUHCA, to which the Company and Dominion are subject (see "Governmental Regulation," page 3).

     DISTRIBUTION

The distribution subsidiaries generally operate in long-established service areas and have extensive facilities already in place. Growth in the Company's traditional service areas in Ohio, Pennsylvania and West Virginia is limited in that natural gas is already the fuel of choice for heating and for most significant industrial applications. These areas have experienced minimal population growth in recent years, and almost all customers have become more energy efficient, resulting in lower gas usage per customer. In addition, the economies of these areas, which were formerly based mainly on heavy industry, have diversified with increased emphasis on high technology and service-oriented firms. Growth in the retail sales market has largely been at Virginia Natural Gas, due to customer conversions from other energy sources and the past expansion of its service territory (reference is made to Note 2 to the consolidated financial statements, contained in Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000, regarding the Company's requirement to sell or spin off Virginia Natural Gas in connection with its merger with Dominion).

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

The changing regulatory environment has provided CNG Transmission and other pipeline companies with a number of opportunities for expansion. CNG Transmission has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast (see "Market Expansion," page 13). CNG Transmission's large underground storage capacity and the location of its gridlike pipeline system as a link between the country's major gas pipelines and large markets on the East Coast have been key factors in the success of these expansion efforts. The Company's pipelines are part of an interconnected gas transmission system which will continue to enable retail end users to take advantage of the accessibility of supplies nationwide as gas utilities unbundle services at the retail level (see "Gas and Electric Industry Developments," page 4 and "Retail Unbundling," page 13).

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

From the production perspective, the marketing of gas and oil is highly competitive with price being the most significant factor. Gas producers throughout the industry, including CNG Producing, face a diverse and active market with purchasers seeking to balance the advantage of flexible spot market supplies with the security of longer-term contracts. The growth of gas and energy marketing firms has added to the competition for CNG Producing. When the economics warrant, the Company attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of the Company's gas production. Further, the deliverability of gas produced is influenced by competition for downstream pipeline transportation capacity. The Company continues to develop marketing strategies, contracts and arrangements to address customer needs for intermediate and long-term gas supplies as well as swing, peaking and other energy services. In addition, in the ordinary course of business, CNG Producing participates in price risk management activities to manage exposure to price risk in connection with the production and sale of natural gas and oil.

The exploration for and production of gas and oil is subject to various federal and state laws and regulations which may, among other things, address environmental matters and limit well drilling activity and volumes produced. Changes in these laws and regulations can impact the exploration and production operations.

GAS SUPPLY

     GENERAL INFORMATION

The Company's gas supply is obtained from various sources including: purchases from major and independent producers in the Southwest and Midwest regions; purchases from local producers in the Appalachian area; purchases from gas marketers; production from Company-owned wells in the Appalachian area, the Southwest, Midwest and offshore; and withdrawals from the Company's and third party underground storage fields.

Regulatory actions, economic factors, and changes in customers and their preferences continue to reshape the Company's gas sales markets. A significant number of industrial and commercial customers and a growing number of residential customers currently purchase a large portion of their gas supplies from producers and marketers, and contract with the transmission and/or distribution subsidiaries for transportation and other services. Since these customers are less reliant on the distribution subsidiaries for sales service, the volume of gas that these subsidiaries must obtain to meet sales requirements has been reduced. This trend is likely to continue as the state regulators continue unbundling services at the retail level. With the exception of Hope Gas, the distribution subsidiaries continue to purchase gas supplies for their remaining merchant customers and recover the costs through their approved rates. Hope Gas (under a negotiated rate moratorium through December 31, 2001) and CNG Retail have the responsibility and assume the price risk for obtaining gas supplies to meet customer needs.

The Company's available gas supply in 1999 was again in a surplus position--where available supplies exceeded sales requirements. Considering the Company's large storage capacity, the volumes obtainable under its firm interstate pipeline capacity and gas supply contracts, Company-owned gas reserves, and assuming the future availability of spot market gas, the Company believes that supplies will be available to meet sales requirements for at least the next several years. Gas supply statistics for the past five years are on page 12.

     GAS PURCHASED

Purchased gas volumes were 325.7 Bcf in 1999, representing 62% of the Company's 1999 gas supply of 525.4 Bcf. Spot market and short-term purchases were 297.1 Bcf, or about 57% of the total 1999 supply. Volumes purchased under contracts with Appalachian area producers totaled 28.6 Bcf or 5% of the 1999 supply. Purchased gas volumes are impacted by the effects of weather, withdrawals from stored gas inventory and the activities of CNG Retail.

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

At December 31, 1999, the subsidiaries had 347.3 Bcf of firm annual transport capacity on various pipelines to move supplies from purchase locations to market, yielding deliveries of up to .9 Bcf of gas a day. These pipelines include CNG Transmission, Tennessee Gas Pipeline Company, Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, ANR Pipeline Company, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Trunkline Gas Company, National Fuel Gas Supply Corporation and Equitrans, Inc.

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

     GAS AND OIL PRODUCING ACTIVITIES

The Company's total gas production in 1999 was 181.6 Bcf, up from 157.5 Bcf in 1998. Oil production was 10.3 million barrels, up 31% from 7.9 million barrels in 1998.

The Company's gas wellhead prices in 1999 averaged $2.25 a thousand cubic feet
(Mcf), down from $2.26 in 1998. The Company's average gas wellhead prices are generally higher and less volatile than industry spot prices since its average price reflects a mix of longer-term contracts and the impact of price risk management activities. However, due to market-based pricing mechanisms under many of the contracts, the Company's gas prices generally follow industry trends. The average oil wellhead price in 1999 increased to $13.19 a barrel, compared with $11.54 in 1998, consistent with the general increase in world oil prices. The Company's average oil wellhead prices also reflect the impact of price risk management activities.

The following table sets forth 1999 drilling activity by region:

--------------------------------------------------------------------------------------------
                                                                       Wells Drilled
                                                                Exploratory     Development
--------------------------------------------------------------------------------------------
                                                                Gross    Net    Gross    Net
                                                                 --      --      --      --
Onshore (Southwest and West)................................      9       4       9       9
Gulf of Mexico..............................................     10       6      12       5
Appalachian Region..........................................      7       3      38      36
Canada......................................................     --      --      10       2
                                                                 --      --      --      --
     Total..................................................     26      13      69      52
                                                                 ==      ==      ==      ==
--------------------------------------------------------------------------------------------

Of the total 95 wells drilled in 1999, 83 were successful, an 87% success rate. Of the 26 exploratory wells drilled, 16 were successful.

Total Company-owned proved gas reserves at year-end were 1,449 Bcf, up from 1,313 Bcf at the end of 1998. Proved oil reserves were 59.8 million barrels, compared with 57.1 million barrels in 1998. The Company added 417 Bcf of gas equivalent from additions, revisions, and purchases of gas and oil reserves in 1999 (See "Company-Owned Reserves," page 17).

CNG Producing acquired interests totaling nearly 100% in Lopeno and two adjacent South Texas natural gas fields during 1999. Lopeno and the adjacent fields contain 50 active wells with current working interest production of 50 million cubic feet of natural gas a day.

Also during 1999, CNG Producing acquired an interest in the West Broussard field in Louisiana. The interest acquired by CNG Producing includes an average 42% working interest in two producing units and additional leasehold acreage adjacent to the units. The field has been producing since August 1998 and CNG Producing's share of current production is approximately 17 million cubic feet of natural gas and 400 barrels of condensate a day.

During 1997, major discoveries were made in the Main Pass area of the Gulf of Mexico. Production at the Nautilus/Atlantis/Nemo complex began in the first quarter of 1999. Three platforms have been installed for these fields along with facilities capable of processing 200 million cubic feet of gas and 20,000 barrels of oil a day. The Company is the operator of the Nautilus/Atlantis/Nemo complex and has 68.5%, 75% and 100% interests, respectively, in the three fields.

The Company's production at Popeye, a deep-water natural gas discovery in the Green Canyon area of the Gulf of Mexico, was the equivalent of 23 Bcf of gas during 1999, including .7 million barrels of condensate. At December 31, 1999, CNG Producing's interest in this property was 37.5%. Effective February 1, 2000, CNG Producing acquired BP Amoco's interest in this property, increasing its total interest to 50%. Shell Offshore, Inc. is the operator in the joint venture and Mobil Oil Exploration and Producing Southeast is the other participant.

At Neptune, a deep-water oil discovery at Viosca Knoll 826, 1999 represented the second full year of production. This project, in which the Company holds a 50% interest, added proved reserves equivalent to 190 Bcf of gas in 1994, representing the largest single addition to the Company's reserves in its history.

Since 1994, proved reserves have been added at Neptune equivalent to 71 Bcf of gas. The Company's portion of production from this field was the equivalent of 33 Bcf of gas during 1999. This production was comprised of 4.6 million barrels of oil and 5.1 Bcf of gas. Kerr-McGee Corporation is the operator of Neptune.

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

CNG Producing was the successful bidder on 14 leases offered in the federal government's Gulf of Mexico lease sales in 1999 and was awarded 13 of such leases, including eight blocks in deep water areas of the Gulf of Mexico. At year-end 1999, the Company held 2.1 million net acres of exploration and production properties, approximately the same as year-end 1998. The Company's lease holdings include about 1.4 million net acres in the Appalachian area, 405,300 in the offshore Gulf of Mexico, and 256,600 in the inland areas of the Southwest, Gulf Coast and West. The Company holds a 21% interest in heavy oil producing properties in Alberta, Canada. Proved reserves associated with the Canadian properties approximated .5 Bcf of gas and 8.1 million barrels of oil at December 31, 1999. On an energy-equivalent basis, these reserves represent 3% of the Company's total proved reserves at that date.

The Company drilled 45 wells (gross) in the Appalachian Region during 1999. The Company plans to continue production from these properties and to maintain its strong acreage position in the Appalachian Region, and may seek to acquire additional properties in this area that meet the Company's longer-term strategy.

The Company will continue to review its property inventory during 2000, and sales of selected properties are possible depending on economic conditions.

GAS SALES AND TRANSPORTATION (Five-year statistics are on page 12).

     GAS SALES CUSTOMERS

--------------------------------------------------------------------------------------------
Customers     Total(a)   Residential      Commercial   Industrial   Wholesale   Nonregulated
--------------------------------------------------------------------------------------------
December 31,
  1999(B)     1,880,730    1,616,175       122,655         866         11         141,023
    1998      1,878,008    1,605,426(c)    121,395         919         11         150,257
    1997      1,864,853    1,655,587(c)    124,141       1,813         39          83,273
    1996      1,841,227    1,713,504       125,842       1,764         37              80
    1995      1,824,115    1,695,949       126,304       1,736         12             114
--------------------------------------------------------------------------------------------

(a) Includes residential and commercial space-heating customers as follows:
    1999-1,710,431; 1998-1,695,943; 1997-1,750,136; 1996-1,808,062 and
    1995-1,788,778. Amounts for 1999 include 218,599 Virginia Natural Gas customers.

(b) Amounts include a total of 231,798 Virginia Natural Gas customers, comprised of 213,273 residential customers, 18,435 commercial customers and 90 industrial customers.

(c) Reflects the shift of former residential sales customers to other suppliers, including CNG Retail (see "Retail Unbundling," page 13).

     REGULATED GAS SALES

Sales of gas to residential customers increased 10 Bcf, to 170 Bcf, in 1999, while sales to commercial customers increased 4 Bcf, to 48 Bcf. Colder weather was the primary reason for the increased sales volumes during 1999. Although weather in the Company's retail service areas during 1999 was 8% warmer than normal, it was 12% colder than 1998.

Industrial sales in 1999 were 2 Bcf, down 1 Bcf from 1998. Due to both availability and price, many industrial users buy gas directly from producers, from marketers, or on the spot market, and contract with the subsidiaries for transportation service. Total gas deliveries (sales and transportation) to industrial customers were 143 Bcf in 1999, up 7 Bcf from 1998.

Total regulated gas sales volumes for 1999 include 24 Bcf attributable to Virginia Natural Gas, up 2 Bcf from 1998.

     NONREGULATED GAS SALES

Nonregulated gas sales increased 38 Bcf in 1999, to 245 Bcf. The increased sales volumes in 1999 reflected increased gas sales by CNG Field Services and higher production and sales by CNG Producing.

     GAS TRANSPORTATION

Total transportation volumes in 1999 were 660 Bcf, up from 641 Bcf in 1998. CNG Transmission transported 451 Bcf of gas in 1999, up from 442 Bcf in 1998 due in large part to the impact of colder weather during 1999.

Total transportation volumes also include volumes transported by the distribution subsidiaries for residential, commercial, industrial and off-system customers amounting to 209 Bcf in 1999, up 10 Bcf over 1998. This increase includes transportation provided to former residential sales customers of 17 Bcf in 1999, up 2 Bcf from 1998, in connection with the retail unbundling initiative. In addition, industrial transport volumes increased 7 Bcf during 1999, to 140 Bcf.

Total transportation volumes for 1999 include 10 Bcf attributable to Virginia Natural Gas, down 1 Bcf from 1998.

GAS SALES, SUPPLY, TRANSPORTATION AND STORAGE STATISTICS* (Excludes affiliated transactions)

---------------------------------------------------------------------------------------------------
Years Ended December 31,                         1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------------
GAS SALES REVENUES (MILLIONS)
Regulated
  Residential................................  $1,109.3   $1,089.9   $1,449.1   $1,346.1   $1,214.2
  Commercial.................................     274.2      267.6      369.7      361.6      345.9
  Industrial.................................      12.5       13.4       22.8       30.6       32.6
  Wholesale..................................       1.2        2.8        9.4       15.4        4.7
Nonregulated.................................     607.9      494.4      433.4      396.1      239.8
                                               --------   --------   --------   --------   --------
    Total**..................................  $2,005.1   $1,868.1   $2,284.4   $2,149.8   $1,837.2
                                               ========   ========   ========   ========   ========
AVERAGE SALES RATES PER MCF
Regulated
  Residential................................  $   6.51   $   6.82   $   6.97   $   6.15   $   5.71
  Commercial.................................      5.71       6.04       6.19       5.41       4.95
  Industrial.................................      5.22       5.32       5.33       4.47       4.49
  Wholesale..................................       ***        ***        ***        ***        ***
Nonregulated.................................      2.48       2.39       2.53       2.48       1.94
    Weighted average.........................  $   4.30   $   4.51   $   5.16   $   4.74   $   4.44
                                               ========   ========   ========   ========   ========
GAS REQUIREMENTS (BCF)
Regulated gas sales
  Residential................................     170.4      159.9      207.8      218.7      212.5
  Commercial.................................      48.1       44.3       59.7       66.8       69.8
  Industrial.................................       2.4        2.5        4.3        6.9        7.3
  Wholesale..................................        .2         .4         .2        1.8         .3
Nonregulated gas sales.......................     244.9      207.1      171.0      159.7      123.5
                                               --------   --------   --------   --------   --------
    Total sales..............................     466.0      414.2      443.0      453.9      413.4
Used and unaccounted for.....................      59.4       37.7       29.0       23.3       37.8
                                               --------   --------   --------   --------   --------
    Total requirements.......................     525.4      451.9      472.0      477.2      451.2
                                               ========   ========   ========   ========   ========
GAS SUPPLY (BCF)
Purchased gas................................     325.7      294.8      295.9      353.2      323.5
Storage (input) withdrawal...................      18.1        (.4)      18.0      (23.5)      20.5
Gas produced
  Gulf region................................     123.0      111.4      116.5      108.1       68.3
  Appalachian area...........................      28.1       26.6       25.8       26.0       27.2
  Other areas................................      30.5       19.5       15.8       13.4       11.7
                                               --------   --------   --------   --------   --------
    Total produced...........................     181.6      157.5      158.1      147.5      107.2
                                               --------   --------   --------   --------   --------
    Total supply.............................     525.4      451.9      472.0      477.2      451.2
                                               ========   ========   ========   ========   ========

PURCHASED GAS COSTS (MILLIONS)****...........  $  911.7   $  900.4   $1,114.1   $  963.2   $  864.6
                                               ========   ========   ========   ========   ========

AVERAGE PURCHASE RATES PER MCF****...........  $   2.94   $   2.95   $   3.39   $   3.37   $   2.73
                                               ========   ========   ========   ========   ========
GAS TRANSPORTATION
Revenues (Millions)..........................  $  442.5   $  416.7   $  369.1   $  297.9   $  345.2
                                               ========   ========   ========   ========   ========
Gas Transported (Bcf)........................     660.1      641.2      736.0      754.0      743.3
                                               ========   ========   ========   ========   ========

GAS STORED AT DECEMBER 31 (BCF)..............     377.0      397.2      407.2      426.2      406.4
                                               ========   ========   ========   ========   ========
---------------------------------------------------------------------------------------------------

   * Continuing operations.
  ** Amount for 1999 includes total gas sales revenues of $190.2 million attributable to Virginia Natural Gas.
 *** Demand charges and low sales volumes produce an average rate which is not meaningful.
**** Includes transportation charges.

ITEM 1.     BUSINESS (Concluded)
MARKET EXPANSION

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

INTERNATIONAL ACTIVITIES

CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Latin America. During the fourth quarter of 1999, the Company decided to focus on the United States oil and gas markets and, accordingly, has begun exploring the sale of CNG International. CNG International's net assets totaled $251.0 million at December 31, 1999. Additional information regarding CNG International is contained in
Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000 (reference is made thereto as follows: pages 10 and 46).

RATE MATTERS

The regulated subsidiaries continue to seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain distribution companies make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas. The Company's regulated subsidiaries filed no new general rate cases during 1999, nor were there any outstanding cases requiring settlement.

ITEM 2.     PROPERTIES

GENERAL INFORMATION ON FACILITIES (Maps are on pages 15 and 16.)

The Company's total gross investment in property, plant and equipment was $9.0 billion at December 31, 1999 (this total excludes $546.1 million of property, plant and equipment attributable to Virginia Natural Gas, the net assets of which were classified as held for sale at December 31, 1999). The largest portion of this investment (59%) is in facilities located in the Appalachian area. Another significant portion (28%) is located in the Gulf of Mexico.

Of the $9.0 billion investment, $4.6 billion is in production and gathering systems, of which 66% is invested in the Gulf of Mexico and the Gulf coast and 21% in the Appalachian area. The Company's production subsidiary, CNG Producing, accounts for $4.1 billion of the $4.6 billion investment, and CNG Transmission and the distribution subsidiaries account for the remaining $.5 billion. In addition to the wells and acreage listed elsewhere in ITEM 2, this investment includes 6,660 miles of gathering lines which are located almost entirely within the Appalachian area.

The Company's investment in its gas distribution network includes 26,515 miles of pipe, exclusive of service pipe, the cost of which represents 61% of the $1.7 billion invested in the total function.

The Company's storage operation, the largest in the industry, consists of 26 storage fields, 334,050 acres of operated leaseholds, 2,067 storage wells and 798 miles of pipe. The investment in storage properties is $711 million, including $56 million of cushion gas stored.

Of the $1.6 billion invested in transmission facilities, 66% represents the cost of 6,814 miles of pipe required to move large volumes of gas throughout the Company's operating area.

The Company has 94 compressor stations with 484,435 installed compressor horsepower. Some of the stations are used interchangeably for several functions.

The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. The Company's properties (including the properties of Virginia Natural Gas) provided the capacity to meet a record system peak day sendout, including transportation service, of 11.4 Bcf (of which .4 Bcf was attributable to Virginia Natural Gas) on February 6, 1995. The system peak day sendout in 1999 was 8.0 Bcf (of which .3 Bcf was attributable to Virginia Natural Gas) on January 5.

                               CNG FACILITIES MAP

The following graphic material which appeared in the paper format version of the document is omitted from this electronic format document:

Map of Principal Facilities at December 31, 1999.

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

Map of Exploration and Production Areas at December 31, 1999.

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

     COMPANY-OWNED RESERVES

Estimated net quantities (net before royalty) of proved gas and oil reserves at December 31, 1997 through 1999, follow:

---------------------------------------------------------------------------------------------
         December 31,                   1999                 1998                 1997
---------------------------------------------------------------------------------------------
                                 Proved      Total    Proved      Total    Proved      Total
                                 Developed   Proved   Developed   Proved   Developed   Proved
---------------------------------------------------------------------------------------------
Gas Reserves (Bcf)
  Non-cost-of-service..........    1,139      1,449     1,052      1,313       925      1,141
  Cost-of-service*.............       --         --        --         --        42         42
                                  ------     ------    ------     ------    ------     ------
     Total.....................    1,139      1,449     1,052      1,313       967      1,183
                                  ======     ======    ======     ======    ======     ======
Oil Reserves (000 Bbls)........   47,303     59,787    42,750     57,074    37,568     50,627
                                  ======     ======    ======     ======    ======     ======

* In December 1998, Peoples Natural Gas transferred by sale all of its remaining gas production properties to CNG Producing.
--------------------------------------------------------------------------------

CNG Producing and CNG Transmission file Form EIA-23 with the Department of Energy. The reserves reported on Form EIA-23 at December 31, 1998, as well as those which will be reported at December 31, 1999, are not reconcilable with Company-owned reserves because they are calculated on an operated basis and include working interest reserves of all parties.

     QUANTITIES OF GAS AND OIL PRODUCED

Quantities (net before royalty) of gas and oil produced during each of the last three years follow:

--------------------------------------------------------------------------------------
                  Years Ended December 31,                     1999     1998     1997
--------------------------------------------------------------------------------------
Gas Production (Bcf)*.......................................     182      157      158
                                                              ======    =====    =====
Oil Production (000 Bbls)...................................  10,316    7,895    7,312
                                                              ======    =====    =====

* Includes cost-of-service production of 2 Bcf and 3 Bcf for 1998 and 1997, respectively.
--------------------------------------------------------------------------------

The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per Mcf of non-cost-of-service gas produced during the years 1999, 1998 and 1997 was $2.25, $2.26 and $2.43, respectively. The respective average sales prices for oil were $13.19, $11.54 and $16.07 per barrel. The average production (lifting) cost per Mcf equivalent of non-cost-of-service gas and oil produced during the years 1999, 1998 and 1997 was $.33, $.31 and $.33, respectively.

     PRODUCTIVE WELLS

The number of productive gas and oil wells in which the Company's subsidiaries have an interest at December 31, 1999, follow:

---------------------------------------------------------------------------------------------
                                                                Gas Wells          Oil Wells
                                                              -------------       -----------
                                                              Gross    Net        Gross   Net
---------------------------------------------------------------------------------------------
Non-cost-of-service*........................................  6,763   5,771       1,037   412

* Includes 82 gross (23 net) multiple completion gas wells and 21 gross (8 net) multiple completion oil wells.
--------------------------------------------------------------------------------

     ACREAGE

The following table sets forth the gross and net developed and undeveloped acreage of the Company's subsidiaries at December 31, 1999:

----------------------------------------------------------------------------------------------
                                       Developed Acreage                 Undeveloped Acreage
                                   --------------------------           ----------------------
                                     Gross             Net               Gross          Net*
----------------------------------------------------------------------------------------------
Non-cost-of-service..............  1,781,285        1,350,438           862,740        499,215
Cost-of-service..................    212,055          212,055                --             --
                                   ---------        ---------           -------        -------
     Total.......................  1,993,340        1,562,493           862,740        499,215
                                   =========        =========           =======        =======

* Approximately 26% of this acreage is located in the Appalachian area.
--------------------------------------------------------------------------------

     NET WELLS DRILLED IN THE CALENDAR YEAR

The number of non-cost-of-service net wells completed during each of the last three years follow (there were no cost-of-service wells completed during this three-year period):

------------------------------------------------------------------------------------------------
                                           Exploratory         Development           Total
                                         ----------------   -----------------   ----------------
                                         Productive   Dry   Productive*   Dry   Productive   Dry
------------------------------------------------------------------------------------------------
Years Ended December 31,
  1999.................................      7         6        51         1        58        7
  1998.................................      9         7        54         1        63        8
  1997.................................      4         5        69         2        73        7

* Includes Canadian completions: 1999-- 2 wells; 1998-- zero wells and 1997-- 12 wells.
--------------------------------------------------------------------------------

As of December 31, 1999, 11 gross (8 net) non-cost-of-service wells were in process of drilling, including wells temporarily suspended.

     GAS PURCHASE CONTRACT RESERVES (AT DECEMBER 31, 1999) AND AVAILABILITY OF SUPPLY
     (CALENDAR YEAR 2000)

Gas purchase reserves under contract with independent producers in the Appalachian area total 223 Bcf at December 31, 1999. In addition, at December 31, 1999, the Company had gas supply contracts with various other producers and marketers with contract lengths ranging from a few months to five years. The volume of gas available to the Company under these supply contracts totals 91 Bcf if all volumes are requested. These gas purchase contract reserve and gas supply contract volume amounts are as contained in the January 24, 2000 report of Ralph E. Davis Associates, Inc. Of the total 223 Bcf under contract from Appalachian producers, the volume of gas expected to be purchased in 2000 under such contracts is not estimable as such contracts are generally life-of-the-well arrangements and contain provisions adaptable to changing market conditions. Of the total 91 Bcf available under contract from other producers and marketers, approximately 65 Bcf of gas will be available to the Company in 2000, assuming all volumes are requested.

The Company anticipates that substantial volumes of gas will be available for purchase during 2000 on the spot market. Due to the nature of spot market transactions, the volumes of such gas available to the Company in 2000 cannot be reasonably estimated. However, for the calendar year 2000, the Company expects its distribution subsidiaries to have approximately 1 Bcf per day of firm transport capacity available on upstream pipelines and 125 Bcf of storage capacity available to meet their customer requirements.

ITEM 2.     PROPERTIES (Concluded)

The volumes expected to be available from Company-owned wells in 2000 amount to 206 Bcf of gas and 10.4 million barrels of oil, all from non-cost-of-service properties. The foregoing volumes are based on the Company's current production estimates of proved gas and oil reserves. Actual production may differ from these amounts due to a number of factors, including changing market conditions and the discovery, acquisition and/or sale of reserves.

ITEM 3.     LEGAL PROCEEDINGS

As previously reported, on April 20, 1999, the Company and the directors party to the suit were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. The Complaint was filed in the Delaware Court of Chancery on April 20, 1999. The Complaint seeks injunctive relief in the form of an order to the individual Board members to sell the Company for the highest value to the shareholders, an accounting of any damages resulting from any failure to sell the Company for the highest value, a determination with respect to the reasonableness of the break-up fee in the agreement with DRI and other miscellaneous relief. The Complaint also seeks an award of costs and attorneys' fees. Several additional purported Class Action Complaints against the Company and its directors seeking essentially the same relief have been combined with this action. The Company has moved to dismiss. On February 15, 2000, the plaintiffs filed a status report indicating they will circulate a stipulation for dismissal without prejudice.

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

Environmental-related information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000. Reference is made thereto as follows: Note 17, page 44.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000. Reference is made thereto as follows: Note 20(C), page 54. Trading in the Company's common stock ceased on January 28, 2000, the closing date of the Company's merger with Dominion.

ITEM 6.     SELECTED FINANCIAL DATA

This information is hereby incorporated by reference to page 18 of Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is hereby incorporated by reference to pages 1 through 17 of
Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is hereby incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in
Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000. Reference is made thereto as follows: Price Risk Management Activities, page 15.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

This information is hereby incorporated by reference to the Notes to Consolidated Financial Statements contained in Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000. Reference is made thereto as follows: Gas and Oil Producing Activities--Note 20(A), page 49; Quarterly Financial Data--Note 20(B), page 53.

FINANCIAL STATEMENTS

This information is hereby incorporated by reference to pages 19 through 55 of
Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. The Company's independent accountant subsequent to the merger will be Deloitte & Touche LLP, the current independent accountant for Dominion. PricewaterhouseCoopers LLP was the independent accountant for the Company prior to the merger.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I.(2)(c).

ITEM 11.     EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I.(2)(c).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

The Company filed Forms 8-K during the fourth quarter of 1999 and the first quarter of 2000 as follows:
--------------------------------------------------------------------------------

   Filing date      Subject
---------------------------------------------------------------------------------------------
December 21, 1999   Anticipated closing date of merger with Dominion
December 28, 1999   Receipt of final regulatory approval in connection with the merger with
                    Dominion
January 27, 2000    1999 consolidated financial statements and related information
February 14, 2000   Change of control of the Company and change of independent accountants

--------------------------------------------------------------------------------

DOCUMENTS FILED AS A PART OF THIS REPORT

     Financial Statements

All of the financial statements filed as a part of this Report are hereby incorporated by reference to Exhibit I to the Company's Form 8-K filed with the SEC on January 27, 2000. Reference is made thereto as follows:
--------------------------------------------------------------------------------

                                                               Page in
                                                              Exhibit I
-----------------------------------------------------------------------
Report of Independent Accountants...........................       19
Consolidated Statement of Income for the Years 1997 through        21
  1999......................................................
Consolidated Balance Sheet at December 31, 1998 and 1999....       22
Consolidated Statement of Cash Flows for the Years 1997            24
  through 1999..............................................
Consolidated Statement of Comprehensive Income for the Years       25
  1997 through 1999.........................................
Notes to Consolidated Financial Statements..................       26
Schedule II--Valuation and Qualifying Accounts..............   Note 2

Notes:
(1) Schedules I, III, IV, and V have been excluded because they are not applicable.
(2) Omitted inasmuch as amounts involved are not significant.
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)
     Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-92765) of Consolidated Natural Gas Company of our report dated January 26, 2000, relating to the consolidated financial statements of Consolidated Natural Gas Company, included as Exhibit I to Form 8-K filed on January 27, 2000, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the heading "Experts" in such Prospectus.

PRICEWATERHOUSECOOPERS LLP

600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
March 7, 2000

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBITS
--------------------------------------------------------------------------------

  SEC
Exhibit
Number                       Description of Exhibit
  --------------------------------------------------------------------
 (2)      Plan of acquisition, reorganization, arrangement,
          liquidation or successor:
          (2A)(i)   Amended and Restated Agreement and Plan of Merger,
          dated as of May 11, 1999, by and between Dominion Resources,
                    Inc. and Consolidated Natural Gas Company, is
                    hereby incorporated by reference to Exhibit 2 to
                    the Form 8-K filed on May 20, 1999
          (ii)  Joinder Agreement dated as of January 21, 2000 by and among Dominion Resources, Inc., Consolidated Natural Gas
                Company, DRI New Sub I, Inc. and DRI New Sub II, Inc.
                is filed herewith
 (3)      Certificate of Incorporation and By-Laws:
          (3A)(i)   Certificate of Incorporation of Consolidated
                    Natural Gas Company is filed herewith
          (ii)  Certificate of Amendment of Certificate of
          Incorporation of Consolidated Natural Gas Company is filed herewith
          (3B)     By-Laws of Consolidated Natural Gas Company are
                   filed herewith
 (4)      Instruments Defining the Rights of Security Holders,
          Including Indentures:
          (4A)     Indentures of Consolidated Natural Gas Company:
          (i)   Indentures of Consolidated Natural Gas Company are
          incorporated by reference to previously filed material as
                indicated on the list filed herewith
          (ii)   First Supplemental Indenture dated as of January 28,
          2000 among Consolidated Natural Gas Company, DRI New Sub II and United States Trust Company of New York, as
                 trustee, is filed herewith
          (iii)  Nineteenth Supplemental Indenture dated as of January
          28, 2000 among Consolidated Natural Gas Company, DRI New Sub
                 II and The Chase Manhattan Bank, successor to
                 Manufacturers Hanover Trust Company, as trustee, is
                 filed herewith
          (iv)  Securities Resolution No. 6 effective as of September
          21, 1999 under Indenture dated as of April 1, 1995 between the Company and United States Trust Company of New
                York, as trustee, is filed herewith
(10)      Material Contracts:
          The following exhibits are filed with this Form 10-K by
          being incorporated by reference to their filing in the
          Company's Forms 10-K for previous years. The year following the description of the exhibit indicates for each of such
          exhibits the Form 10-K, File No. 1-3196, where such exhibit was filed.
          (10A)    Form of Split Dollar Insurance Agreement between
          Consolidated Natural Gas Company and certain employees and
                   Directors (1987)
          (10B)    Form of Supplemental Death Benefit Payment
          Agreement between Consolidated Natural Gas Company and
                   certain employees and Directors (1987)
          (10C)    Consolidated Natural Gas Company Supplemental
                   Retirement Benefit Plan (1987)
          (10D)   System Supplemental Retirement Plan for Certain
          Management Employees of Consolidated Natural Gas Company and
                  Its Participating Subsidiaries, as amended December
                  12, 1995 (1995)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Concluded)

EXHIBITS (Concluded)
--------------------------------------------------------------------------------

  SEC
Exhibit
Number                       Description of Exhibit
  --------------------------------------------------------------------
          (10E)    Form of agreement between Consolidated Natural Gas
          Company and non-employee Directors for deferral of payment of retainer and attendance fees, effective before
                   1987 (1987)
          (10F)    Deferred Compensation Plan for Directors of
          Consolidated Natural Gas Company, effective for years
                   beginning with 1987, as amended December 14, 1999,
                   is filed herewith
          (10G)   Consolidated Natural Gas Company Cash Incentive
                  Bonus Deferral Plan (1987)
          (10H)   Form of Change of Control Employment Agreement
          between Consolidated Natural Gas Company and certain
                  employees, dated January 19, 1999 (1998)
          (10I)     Form of Change of Control Salary Continuation
          Agreement between Consolidated Natural Gas Company and
                    certain employees (1989)
          (10J)     Consolidated Natural Gas Company Annual Executive
          Incentive Program, as amended December 13, 1994 (1994)
          (10J)(i)   Attachment C, as amended February 18, 1997, to
          the Consolidated Natural Gas Company Annual Executive
                     Incentive Program (1997)
          (10K)    Unfunded Supplemental Benefit Plan for Employees of
          Consolidated Natural Gas Company and Its Participating
                   Subsidiaries Who Are Not Represented by a
                   Recognized Union, as amended December 12, 1995
                   (1995)
          (10L)    Form of Change of Control Employment Agreement
          between Consolidated Natural Gas Company and certain
                   employees dated December 12, 1995 (1995)
          (10M)   Trust Agreement between Consolidated Natural Gas
          Company and Mellon Bank (Trustee) relating to funding of
                  certain beneficial plans for certain employees,
                  dated June 1, 1995 (1996)
          (10N)   Employment Agreement between Consolidated Natural
          Gas Company and George A. Davidson, Jr. dated December 22,
                  1998, and related letter dated January 8, 1999
                  (1998)
(11)      Statement re Computation of Per Share Earnings:
          Computations of Earnings Per Common Share-- Basic, and
          Earnings Per Common Share--Diluted of Consolidated Natural
          Gas Company and Subsidiaries for the years ended December
          31, 1997 through 1999, are filed herewith
(12)      Statement re Computation of Ratios:
          Ratio of Earnings to Fixed Charges of Consolidated Natural
          Gas Company and Subsidiaries for the calendar years
          1995-1999, inclusive, are filed herewith
(23)      Consents of Experts and Counsel:
          (23A)    Report of Ralph E. Davis Associates, Inc.,
          independent geologists, dated January 24, 2000, and consent letter authorizing the filing of such report as an
                   exhibit to Consolidated Natural Gas Company's Form
                   10-K for the year ended December 31, 1999, are
                   filed herewith
          (23B)    Consent of PricewaterhouseCoopers LLP -- included
                   as part of this ITEM 14
(27)      Financial Data Schedule has been filed electronically
----------------------------------------------------------------------

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

                                             CONSOLIDATED NATURAL GAS COMPANY
                                          --------------------------------------
                                                       (Registrant)

                                          By:  /S/ GEORGE A. DAVIDSON, JR.
                                            ------------------------------------
                                                 (George A. Davidson, Jr.)
                                                   Chairman of the Board
                                                        and Director

March 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2000.

   /S/ GEORGE A. DAVIDSON, JR.                 /S/ THOS. E. CAPPS
   ----------------------------            ----------------------------
     (George A. Davidson, Jr.)                    (Thos. E. Capps)
       Chairman of the Board                 Vice Chairman, President,
            and Director                      Chief Executive Officer
                                                    and Director

     /S/ THOMAS N. CHEWNING                 /S/ EDGAR M. ROACH, JR.
   ----------------------------           -----------------------------
        (Thomas N. Chewning)                  (Edgar M. Roach, Jr.)
      Executive Vice President               Executive Vice President
    and Chief Financial Officer                    and Director

     /S/ JAMES L. TRUEHEART                /S/ THOMAS F. FARRELL, II
   ----------------------------           -----------------------------
        (James L. Trueheart)                 (Thomas F. Farrell, II)
        Group Vice President                 Executive Vice President
           and Controller                          and Director

                                 EXHIBIT INDEX


--------------------------------------------------------------------------------
        SEC
        Exhibit
        Number                     Description of Exhibit
--------------------------------------------------------------------------------

        (2) Plan of acquisition, reorganization, arrangement, liquidation or successor:

                (2A)(i) Amended and Restated Agreement and Plan of Merger, dated as of May 11, 1999, by and between Dominion Resources, Inc. and Consolidated Natural Gas Company, is hereby incorporated by reference to Exhibit 2 to the Form 8-K filed on May 20, 1999

                   (ii) Joinder Agreement dated as of January 21, 2000 by and among Dominion Resources, Inc., Consolidated Natural Gas Company, DRI New Sub I, Inc. and DRI New Sub II, Inc. is filed herewith

        (3)     Certificate of Incorporation and By-Laws:

                (3A)(i) Certificate of Incorporation of Consolidated Natural Gas Company is filed herewith

                   (ii) Certificate of Amendment of Certificate of Incorporation of Consolidated Natural Gas Company is filed herewith

                (3B) By-Laws of Consolidated Natural Gas Company are filed herewith

        (4)     Instruments Defining the Rights of Security Holders, Including
                Indentures:

                (4A)     Indentures of Consolidated Natural Gas Company:

                         (i) Indentures of Consolidated Natural Gas Company are incorporated by reference to previously filed material as indicated on the list filed herewith

                         (ii) First Supplemental Indenture dated as of January 28, 2000 among Consolidated Natural Gas Company, DRI New Sub II and United States Trust Company of New York, as trustee, is filed herewith

                         (iii) Nineteenth Supplemental Indenture dated as of January 28, 2000 among Consolidated Natural Gas Company, DRI New Sub II and The Chase Manhattan Bank, successor to Manufacturers Hanover Trust Company, as trustee, is filed herewith


                         (iv) Securities Resolution No. 6 effective as of September 21, 1999 under Indenture dated as of April 1, 1995 between the Company and United States Trust Company of New York, as trustee, is filed herewith


        (10)    Material Contracts:

                The following exhibits are filed with this Form 10-K by being incorporated by reference to their filing in the Company's Forms 10-K for previous years. The year following the description of the exhibit indicates for each of such exhibits the Form 10-K, File No. 1-3196, where such exhibit was filed.

                (10A) Form of Split Dollar Insurance Agreement between Consolidated Natural Gas Company and certain employees and Directors (1987)

                (10B) Form of Supplemental Death Benefit Payment Agreement between Consolidated Natural Gas Company and certain employees and Directors (1987)

                (10C) Consolidated Natural Gas Company Supplemental Retirement Benefit Plan (1987)

                (10D) System Supplemental Retirement Plan for Certain Management Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries, as amended December 12, 1995 (1995)

                (10E) Form of agreement between Consolidated Natural Gas Company and non-employee Directors for deferral of payment of retainer and attendance fees, effective before 1987 (1987)

EXHIBIT INDEX (Concluded)


--------------------------------------------------------------------------------
        SEC
        Exhibit
        Number                     Description of Exhibit
--------------------------------------------------------------------------------

                (10F) Deferred Compensation Plan for Directors of Consolidated Natural Gas Company, effective for years beginning with 1987, as amended December 14, 1999, is filed herewith

                (10G) Consolidated Natural Gas Company Cash Incentive Bonus Deferral Plan (1987)

                (10H) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees, dated January 19, 1999 (1998)

                (10I) Form of Change of Control Salary Continuation Agreement between Consolidated Natural Gas Company and certain employees (1989)

                (10J) Consolidated Natural Gas Company Annual Executive Incentive Program, as amended December 13, 1994 (1994)

                (10J)(i) Attachment C, as amended February 18, 1997, to the
                         Consolidated Natural Gas Company Annual Executive Incentive Program (1997)

                (10K) Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union, as amended December 12, 1995 (1995)

                (10L) Form of Change of Control Employment Agreement between Consolidated Natural Gas Company and certain employees dated December 12, 1995 (1995)

                (10M) Trust Agreement between Consolidated Natural Gas Company and Mellon Bank (Trustee) relating to funding of certain beneficial plans for certain employees, dated June 1, 1995 (1996)

                (10N) Employment Agreement between Consolidated Natural Gas Company and George A. Davidson, Jr. dated December 22, 1998, and related letter dated January 8, 1999 (1998)

        (11)    Statement re Computation of Per Share Earnings:

                Computations of Earnings Per Common Share -- Basic, and Earnings Per Common Share -- Diluted of Consolidated Natural Gas Company and Subsidiaries for the years ended December 31, 1997 through 1999, are filed herewith

        (12)    Statement re Computation of Ratios:

                Ratio of Earnings to Fixed Charges of Consolidated Natural Gas Company and Subsidiaries for the calendar years 1995-1999, inclusive, are filed herewith

        (23)    Consents of Experts and Counsel:

                (23A) Report of Ralph E. Davis Associates, Inc., independent geologists, dated January 24, 2000, and consent letter authorizing the filing of such report as an exhibit to Consolidated Natural Gas Company's Form 10-K for the year ended December 31, 1999, are filed herewith

                (23B) Consent of PricewaterhouseCoopers LLP - included as part of ITEM 14

        (27)    Financial Data Schedule is filed herewith
--------------------------------------------------------------------------------