Form 10-Q
period 2000-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2000-05-15
CIK 23738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                    FORM 10-Q
                                   ___________

  (Mark one)

    X__       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

    ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File Number 1-3196


                        CONSOLIDATED NATURAL GAS COMPANY
             (Exact name of registrant as specified in its charter)



               DELAWARE                                   13-0596475
     (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)


           120 TREDEGAR STREET
           RICHMOND, VIRGINIA                                23219
(Address of principal executive offices)                  (Zip Code)

                                 (804) 819-2000
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                         -

As of April 30, 2000, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2000


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

ITEM 1.        FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
    for the Three Months Ended March 31, 2000 and 1999...........             1

    CONDENSED CONSOLIDATED BALANCE SHEETS
    at March 31, 2000 (Unaudited), and December 31, 1999.........             2

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
    for the Three Months Ended March 31, 2000 and 1999...........             3

    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
    for the Three Months Ended March 31, 2000 and 1999...........             4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................             5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS      9

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS............................................     13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................     13

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Natural Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Thousands of Dollars)

                                                               Three Months ended
                                                                     March 31
                                                            -----------------------

                                                               2000         1999

Operating Revenues
Regulated gas sales..............................           $  640,440   $  626,760
Nonregulated gas sales...........................              198,496      139,781
                                                            ----------   ----------
 Total gas sales.................................              838,936      766,541
Gas transportation and storage...................              181,565      184,222
Other............................................              149,090       79,050
                                                            ----------   ----------
 Total operating revenues........................            1,169,591    1,029,813
                                                            ----------   ----------

Operating Expenses
Purchased gas....................................              461,958      415,474
Liquids, capacity and other products purchased...               94,471       58,034
Restructuring and other merger-related costs.....              172,781            -
Operation expense................................              151,516      135,538
Maintenance......................................               20,154       24,039
Depreciation and amortization....................               98,111       87,320
Taxes, other than income taxes...................               54,810       66,101
                                                            ----------   ----------
 Subtotal........................................            1,053,801      786,506
                                                            ----------   ----------
 Operating income before income taxes............              115,790      243,307
Income taxes.....................................               31,533       75,663
                                                            ----------   ----------
 Operating income................................               84,257      167,644
                                                            ----------   ----------

Other Income (Deductions)
Interest income..................................                  947          654
Other-net........................................                4,562         (145)
                                                            ----------   ----------
 Total other income (deductions).................                5,509          509
                                                            ----------   ----------
 Income before interest charges..................               89,766      168,153
                                                            ----------   ----------

Interest Charges
Interest on long-term debt.......................               31,074       26,560
Other interest expense...........................                9,078        5,292
Allowance for funds used during construction                    (2,909)      (2,686)
                                                            ----------   ----------
 Total interest charges..........................               37,243       29,166
                                                            ----------   ----------

Net Income.......................................           $   52,523   $  138,987
                                                            ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Natural Gas Company
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
                                                                  At            At
                                                              March 31,     December 31,
                                                                2000           1999
                                                                     (Unaudited)
-----------------------------------------------------------------------------------------

ASSETS
Property, Plant and Equipment
Gas utility and other plant................................  $ 4,633,159    $ 4,648,120
Accumulated depreciation and amortization..................   (1,991,982)    (1,959,475)
                                                             -----------    -----------
     Net gas utility and other plant.......................    2,641,177      2,688,645
                                                             -----------    -----------
Exploration and production properties......................    4,582,313      4,392,319
Accumulated depreciation and amortization..................   (2,957,878)    (2,853,703)
                                                             -----------    -----------
     Net exploration and production properties.............    1,624,435      1,538,616
                                                             -----------    -----------
     Net property, plant and equipment.....................    4,265,612      4,227,261
                                                             -----------    -----------

Current Assets
Cash and temporary cash investments........................       39,610         93,891
Accounts receivable, less allowance for doubtful accounts..      575,352        526,902
Receivables from affiliated companies......................        7,231              -
Gas stored - current portion...............................       12,418         86,312
Materials and supplies.....................................       18,747         20,336
Unrecovered gas costs......................................       44,850         38,074
Deferred income taxes - current (net)......................            -            674
Prepayments and other current assets.......................      296,900        299,914
Net assets held for sale...................................      593,788        371,508
                                                             -----------    -----------
     Total current assets..................................    1,588,896      1,437,611
                                                             -----------    -----------

Regulatory and Other Assets
Other investments..........................................       96,792        353,795
Deferred charges and other assets..........................      589,908        516,552
                                                             -----------    -----------
     Total regulatory and other assets.....................      686,700        870,347
                                                             -----------    -----------
     Total assets..........................................  $ 6,541,208    $ 6,535,219
                                                             ===========    ===========

STOCKHOLDER'S EQUITY AND LIABILITIES
Capitalization
Common stockholder's equity
 Common stock, no par value................................  $ 2,391,888    $   263,858
 Capital in excess of par value............................       40,280        567,382
 Retained earnings.........................................      (50,717)     1,545,664
 Treasury stock, at cost...................................            -           (594)
                                                             -----------    -----------
     Total common stockholder's equity.....................    2,381,451      2,376,310
Long-term debt.............................................    1,764,115      1,763,678
                                                             -----------    -----------
     Total capitalization..................................    4,145,566      4,139,988
                                                             -----------    -----------

Current Liabilities
Commercial paper...........................................      549,226        685,731
Accounts payable...........................................      275,153        334,956
Estimated rate contingencies and refunds...................       39,787         44,914
Amounts payable to customers...............................            -          3,955
Payables to affiliated companies...........................        5,258              -
Taxes accrued..............................................      126,164        134,257
Deferred income taxes-current (net)........................        3,325              -
Temporary replacement reserve - gas inventory..............       89,859              -
Other current liabilities..................................      120,368        149,413
                                                             -----------    -----------
     Total current liabilities.............................    1,209,140      1,353,226
                                                             -----------    -----------

Deferred Credits
Deferred income taxes......................................      804,275        808,031
Accumulated deferred investment tax credits................       19,035         19,524
Deferred credits and other liabilities.....................      363,192        214,450
                                                             -----------    -----------
     Total deferred credits................................    1,186,502      1,042,005
                                                             -----------    -----------

Commitments and Contingencies
     Total stockholder's equity and liabilities............  $ 6,541,208    $ 6,535,219
                                                             ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Natural Gas Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Thousands of Dollars)
                                                                    Three Months ended
                                                                         March 31
                                                                   --------------------

                                                                        2000        1999
Cash Flows Provided by (or Used in) Operating Activities
Net income.......................................................  $  52,523   $ 138,987
Adjustments to reconcile net income to net cash
 provided by (or used in) operating activities
  Depreciation and amortization..................................     98,111      87,320
  Restructuring and other merger-related costs...................    170,296           -
  Pension cost (credit)-net......................................    (18,388)    (16,995)
  Stock award amortization.......................................          -       2,320
  Deferred income taxes-net......................................      8,102      23,828
  Changes in current assets and current liabilities
   Accounts receivable-net.......................................    (47,708)    (36,150)
   Receivables from affiliated companies consolidated............     (7,231)          -
   Inventories...................................................     75,483     104,670
   Unrecovered gas costs.........................................     (6,776)     10,771
   Accounts payable..............................................    (54,574)   (136,099)
   Payables to affiliated companies consolidated.................      5,258           -
   Estimated rate contingencies and refunds......................     (5,127)    (24,370)
   Amounts payable to customers..................................     (3,955)     (4,665)
   Taxes accrued.................................................     (7,519)      7,288
   Temporary replacement reserve-gas inventory...................     89,859     108,080
   Other-net.....................................................     78,882      51,881
   Net assets held for sale......................................     24,036           -
  Changes in other assets and other liabilities..................    (70,189)     10,673
  Other-net......................................................       (213)      1,932
                                                                   ---------   ---------
    Net cash provided by operating activities....................    380,870     329,471
                                                                   ---------   ---------

Cash Flows Provided by (or Used in) Investing Activities
Plant construction and other property additions
 Acquisition of exploration and production assets................   (106,270)    (62,279)
 Other...........................................................   (107,225)   (107,366)
Proceeds from dispositions of property, plant and equipment-net..      7,754      (1,334)
Cost of other investments........................................     (1,755)     (3,761)
                                                                   ---------   ---------
    Net cash used in investing activities........................   (207,496)   (174,740)
                                                                   ---------   ---------


Cash Flows Provided by (or Used in) Financing Activities
Repayments of long-term debt.....................................          -      (4,000)
Commercial paper-net.............................................   (134,791)   (169,084)
Dividends paid...................................................    (92,830)    (46,267)
Purchase of treasury stock.......................................        (34)    (11,121)
Sale of treasury stock...........................................          -       3,474
                                                                   ---------   ---------
    Net cash used in financing activities........................   (227,655)   (226,998)
                                                                   ---------   ---------
    Net decrease in cash and
     temporary cash investments..................................    (54,281)    (72,267)

Cash and Temporary Cash Investments at January 1.................     93,891     138,112
                                                                   ---------   ---------
Cash and Temporary Cash Investments at March 31..................  $  39,610   $  65,845
                                                                   =========   =========

Supplemental Cash Flow Information
Non-cash financing activities
 Issuance of common stock under benefit plans....................  $      29   $      88


The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Thousands of Dollars)
                                               Three Months ended March 31
                                               ---------------------------
                                                      2000       1999

Net Income.......................................   $52,523   $138,987

Other comprehensive income, net of tax
 Foreign currency translation adjustment.........    (1,077)       620
                                                    -------   --------

Comprehensive Income.............................   $51,446   $139,607
                                                    =======   ========

The Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Natural Gas Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1999, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit I to Consolidated Natural Gas Company's (CNG or the Company) Form 8-K filed with the Securities and Exchange Commission on January 27, 2000 (January 27, 2000 Form 8-K), the consolidated financial statements are unaudited. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation of revenues, royalty expense, and production and reserves statistics. This change conforms CNG's presentation to that widely used by the industry.

Because a major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Seasonal fluctuations are further influenced by the timing of price relief granted under regulation to compensate for past cost increases.

The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the January 27, 2000 Form 8-K.

(2) On January 28, 2000, Dominion Resources, Inc. (Dominion) acquired all of the outstanding shares of CNG's common stock for $6.4 billion, consisting of approximately 87 million shares of Dominion common stock and approximately $2.9 billion of cash. The acquisition was completed by merging CNG into a new subsidiary of Dominion. The name of the new Dominion subsidiary was changed to Consolidated Natural Gas Company at the time of the merger.

(3) Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

     o  An involuntary severance program;

     o A transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems;

     o  A voluntary early retirement program.

For the three months ended March 31, 2000, CNG recognized $172.8 million of restructuring and other merger-related costs as discussed below:

Restructuring Liability Recognized At March 31, 2000

Dominion and its subsidiaries established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. Under the restructuring plan, approximately 400 employee positions at CNG and its subsidiaries have been identified for elimination. Restructuring charges related to workforce reduction costs approximating $43.7 million were accrued in the first quarter of 2000, reflecting management's best estimate of severance and related costs to be incurred under the plan. At March 31, 2000, a total of 131 positions had been eliminated, resulting in severance payments totaling $748,000.

Other Restructuring and Merger-related Costs

Dominion has implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach, thus maximizing the value of Dominion's diversified energy portfolio and market opportunities. As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required such contracts to be carried at fair value in the balance sheet with unrealized gains and losses included in the determination of net income. In addition, the Company entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55.1 million for the three months ended March 31, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional losses are expected to result as these derivative contracts mature through 2003. See Note 8 for further discussion.

Settlement of certain employment contracts due to change of control, resulting directly from the merger, totaled $30.9 million. The change of control also required payments of $25.7 million under seismic licensing agreements used in the Company's oil and gas operations. Other costs included merger-related transaction costs and fees totaling $9.2 million and accelerated depreciation of information technology systems that will be abandoned on January 1, 2001 and related conversion costs of $5.0 million.

CNG is expected to incur additional  charges relating to restructuring and other
merger-related   activities  as  business   operations  are   consolidated   and
administrative functions are integrated.

Early Retirement Program

On January 28, 2000, Dominion and its subsidiaries announced an early retirement program (ERP). This program is a voluntary program for all salaried employees of CNG, excluding officers, and employees of Virginia Natural Gas (VNG) and CNG International. The early retirement option will provide up to three additional years of age and three additional years of employee service, subject to age and service maximums under the retirement plan, for purposes of the benefit formula under the retirement plan. Employees of CNG and its participating subsidiaries who have attained age 52 and completed at least 12 years of service as of July 1, 2000 are eligible under the ERP. To elect early retirement, eligible employees must notify the companies during the period from April 3 through May 17.

The expense and related liability associated with the ERP will be recognized upon the Company's receipt of eligible employees' elections to accept the ERP. Employees who are involuntarily terminated are also eligible to elect early retirement under the ERP. However, the amount of severance pay may be subject to reduction as a result of the additional retirement plan benefits provided by the ERP. Whether the ERP is made available to employees covered by collective bargaining agreements and the period for electing to retire under the ERP is subject to discussion with union representatives. At March 31, 2000, the ERP had been accepted by one union.

(4) There have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Notes 17 and 18 to the consolidated financial statements included in the January 27, 2000 Form 8-K, nor have any significant new matters arisen during the first quarter of 2000.

(5) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $37.6 million and $38.7 million at March 31, 2000, and December 31, 1999, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $2.2 million and $6.2 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

(6) At March 31, 2000, the Company's net assets held for sale included the net assets of VNG of $342.0 million and CNG International of $251.8 million. CNG is required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. See Note 10 for additional information on the sale of VNG. After Dominion acquired CNG in the first quarter of 2000, CNG decided to sell CNG International as part of its desire to focus on the United States oil and gas markets. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina.

(7) The Financial Accounting Standards Board has issued an Exposure Draft proposing amendments to Statement of Financial Accountings Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. If adopted, the proposed new accounting standard will become effective with the implementation of SFAS No. 133. The Exposure Draft addresses various implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption. To the extent that any of the contracts are subject to fair value accounting, implementing appropriate hedging strategies could possibly mitigate the potential impact on earnings volatility.

(8) Dominion has implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach, thus maximizing the value of Dominion's diversified energy portfolio and market opportunities.

As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. At January 28, 2000, the fair value of the derivative contracts represented a net unrealized loss of approximately $ 69.8 million. This net unrealized loss will be included in the determination of net income, as an adjustment to revenues, through net settlement accounting as such contracts mature through 2003. At March 31, 2000, approximately $56.2 million of the $69.8 million of net hedging losses are included in Deferred Charges and Other Assets, pending future settlement of the related contracts.

In addition, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55.1 million for the three months ended March 31, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to result as these derivative contracts mature through 2003. Related to these contracts, a liability representing future contract settlements of approximately $97.5 million is reported in Deferred Credits and Other Liabilities at March 31, 2000.

The following chart describes the contracts from the original January 28, 2000 portfolio that have not yet matured, for which offsetting contracts have been entered, at March 31, 2000:


          Original Portfolio
-------------------------------------------------------------------------------------------------------

                                              Related Commodity                        Contract
             Type of Instrument        Item                Quantity                    Maturity
-------------------------------------------------------------------------------------------------------

Options ("collars")                    Natural gas         90 Bcf, on a net basis      2003
                                       Oil                 3,850,000 barrels           2000


-------------------------------------------------------------------------------------------------------

Swaps                                  Natural gas        108        Bcf               2003
-------------------------------------------------------------------------------------------------------

During the first quarter of 2000, Dominion began the implementation of the new risk management strategy. Accordingly, CNG and its subsidiaries entered into new derivative contracts and designated them as hedges of sales of future oil and gas production. At March 31, 2000, unrealized gains and unrealized losses related to these contracts were approximately $6.2 million and $14.1 million, respectively. CNG's hedging portfolio of derivative contracts related to its oil and gas exploration and production operations at March 31, 2000 follows:

          Current Hedging Portfolio

                                       Hedged Commodity
     Type of Instrument       Item             Quantity                 Maturity
--------------------------------------------------------------------------------

Options ("collars")      Natural gas      26.9  Bcf, on a net basis       2001
                         Oil              2,908,000  barrels              2001
--------------------------------------------------------------------------------

Swaps                    Natural gas      75.8  Bcf, on a net basis       2000

                         Oil              2,562,000  barrels              2000
--------------------------------------------------------------------------------

The net deferred losses at March 31, 2000 on the original hedging portfolio of contracts and the current hedging portfolio of contracts, to the extent realized, should generally be offset by future sales revenue from oil and gas production.

(9) The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's business segments, reference is made to Note 19 to the consolidated financial statements included in the January 27, 2000 Form 8-K. Corporate and Eliminations includes the effects of the restructuring and other related costs for the first quarter 2000 as the individual segments were not held accountable for the charges. Note that 1999 segment information has been restated to reflect the inclusion of Dominion Field Services, Inc., formerly CNG Field Services Company, in the Transmission segment (previously included in Other).


                                                                              Exploration
                                                                                  and                   Corporate and
                                                  Distribution  Transmission  Production     Other      Eliminations       Total
------------------------------------------------------------------------------------------------------------------------------------

(In Thousands)
Three Months ended March
 31, 2000
---------------------------
Nonaffiliated operating revenues                      $727,746      $169,537     $203,846  $  55,077        $       -    $1,156,206
Affiliated operating
 revenues..................                              1,278        61,027       20,998     10,065          (79,983)       13,385
Operating income before income
 taxes.....................                            161,164        81,097       52,832      3,144         (182,447)      115,790
Net income.................                             95,387        47,754       31,312      2,105         (124,035)       52,523
Gas Sales (In Bcf).........                              102.2          23.0         44.4       16.5            (14.8)        171.3
Gas Transportation (In Bcf)                               73.6         240.0           .2          -            (51.7)        262.1


Three Months ended March
 31, 1999
---------------------------
Nonaffiliated operating revenues                      $708,812      $141,672     $130,241  $  49,088        $       -    $1,029,813
Affiliated operating revenues                            1,822        51,099       11,054         48          (64,023)            -
Operating income before income
taxes............                                      156,626        72,070       18,010       (525)          (2,874)      243,307
Net income.................                             90,556        42,573       10,834        264           (5,240)      138,987
Gas Sales (In Bcf).........                              107.4          14.4         39.3       13.6            (10.3)        164.4
Gas Transportation (In Bcf)                               65.6         252.7           .1          -            (60.3)        258.1

(10) On May 8, 2000, Dominion and CNG reached an agreement with AGL Resources Inc (AGL) regarding the sale of VNG. AGL will pay from $500 million to $550 million in cash depending upon the final structure of the sale. The parties expect the sale to close by December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Forward-Looking Information

Certain matters discussed in this Form 10-Q, including Management's Discussion and Analysis of Results of Operations, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Consolidated Natural Gas Company (CNG or the Company) "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning the Company's acquisition by Dominion Resources, Inc. (Dominion), capital expenditures, earnings, risk management, litigation, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting and reporting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

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

Three Months Ended March 31, 2000 and 1999

System Results

The Company's net income for the first three months of 2000 was $52.5 million, compared with net income of $139.0 million in the first three months of 1999. The lower net income reflects the effect of comparatively milder weather and the restructuring and merger-related costs associated with CNG's acquisition by Dominion.

Weather in the first quarter of 2000 was 7% warmer than 1999 and 12% warmer than normal resulting in lower distribution sales and transmission transport volumes. Merger-related costs associated with CNG's acquisition by Dominion reduced net income by $117.9 million. Higher oil and gas wellhead prices, increased gas production and higher by-product prices were positive factors in the 2000 quarter.

Operating Revenues

Regulated gas sales revenues increased $13.7 million, to $640.4 million, in the first three months of 2000 compared to the prior year period due to higher sales prices. Average sales rates for all three customer groups increased compared to the 1999 quarter reflecting higher purchased gas prices in first quarter of 2000. Sales volumes decreased 4.9 billion cubic feet (Bcf) to 102.2 Bcf due to milder weather. Sales volumes decreased for the Company's residential and commercial customers, while sales volumes increased for industrial customers. Nonregulated gas sales revenues increased $58.7 million, to $198.5 million, with sales volumes increasing 11.8 Bcf to 69.1 Bcf, due in large part to increased gas sales in 2000 by Dominion Field Services, Inc., formerly CNG Field Services Company.

Gas transportation and storage revenues decreased $2.6 million in the first three months of 2000, to $181.6 million reflecting lower gas transportation volumes and slightly lower rates at Dominion Transmission, Inc., formerly CNG Transmission Corporation. This decrease was partially offset by increased gas transportation revenues at the Company's distribution operations and increased gas storage revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued)

Other operating revenues increased $70.0 million in the first three months of 2000, to $149.1 million. Revenues from the sale of oil and condensate production increased $12.4 million due to higher prices. Brokered oil sales increased $36.9 million reflecting relatively flat volumes but a sharp rise in oil prices. Revenues from the sale of products extracted from natural gas increased $17.2 million in the first quarter of 2000 as a result of higher by- product sales prices.


Operating Expenses

Operating  expenses,  excluding  income taxes,  increased  $267.3 million in the first three months of 2000, to $1.05 billion. Purchased gas increased $46.5 million, to $462.0 million. This increase reflects an approximate 10% increase in average gas prices during the first quarter 2000 as compared to the 1999 quarter on relatively flat volumes of gas purchased and withdrawn from storage. Liquids, capacity and other products purchased increased $36.5 million, to $94.5 million, due chiefly to increased prices for oil purchased to satisfy brokered oil sales. Restructuring and other merger-related costs totaling $172.8 million were incurred in connection with CNG's acquisition by Dominion in the first quarter of 2000 (see Note 3 to the consolidated financial statements). Combined operation and maintenance expense in the first quarter of 1999 was $171.6 million, an increase of $12.0 million compared to the prior year quarter. This increase reflects primarily an increased accrual for uncollectible customer accounts as a result of conforming CNG's credit policy to that of Dominion. Depreciation and amortization increased $10.8 million, to $98.1 million, due chiefly to the acquisition of additional producing properties in late 1999 and early 2000. Taxes, other than income taxes, decreased $11.3 million, to $54.8 million, reflecting lower Ohio excise taxes and the discontinuance of Pennsylvania gross receipts tax as of January 1, 2000. This decrease in gross receipts taxes was accompanied by a decrease in revenues as customer collections for this tax ceased for gas services provided on or after January 1, 2000.

Income taxes decreased $44.1 million in the first quarter of 2000 reflecting lower pretax income and a higher effective tax rate compared to the first quarter of 1999.

Interest Charges

Total interest charges increased in the first quarter of 2000, as compared to the prior year quarter, reflecting higher levels of long-term debt and higher interest rates on commercial paper during the comparative periods.

In connection with the discussion of results of operations, reference is also made to Note 5, 8 and 9 to the consolidated financial statements.

Business Segment Results

Distribution

Operating income before income taxes of the gas distribution operations was $161.2 million for the first three months of 2000, up $4.6 million from the same quarter in 1999. This moderate increase reflects higher gas transport volumes and higher average sales rates in first quarter 2000 compared to the 1999 quarter. These factors helped offset the effect of lower gas sales due to comparatively milder weather in the 2000 quarter. Total distribution throughput in the first quarter of 2000 increased 2.8 Bcf, to 175.8 Bcf, reflecting lower residential and commercial gas sales volumes due to comparatively milder weather offset by increased transport volumes, primarily to industrial and off-system customers. Average sales rates were higher for all customer classes, reflecting higher purchased gas costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued)

Residential gas sales volumes decreased 5.1 Bcf in the first three months of 2000 to 78.0 Bcf due to the milder weather in the 2000 quarter. The distribution operations transported 8.1 Bcf of gas for residential customers in the first quarter of 2000, compared to 7.7 Bcf in 1999. Sales to commercial customers did not change materially from first quarter 1999 levels while volumes transported to these customers increased 1.6 Bcf to 19.7 Bcf. Total sales to industrial customers was also flat for the first quarter of 2000 compared with the prior year while transport volumes were up 3.7 Bcf to 41.8 Bcf. Off-system transport volumes increased 2.3 Bcf in the first quarter 2000 to 4.0 Bcf.

Transmission

Operating income before income taxes of the gas transmission operations in the first quarter of 2000 was $81.1 million, up $9 million from $72.1 million in the first quarter 1999. These results primarily reflect higher prices for natural gas by-products and lower taxes other than income taxes partially offset by lower gas transport revenues. Dominion Field Services, Inc. recorded a pretax operating loss in the first quarter 2000 due to the bankruptcy of one of its customers, and produced a moderate contribution to operating income before income taxes for the 1999 quarter.

Gas transportation revenues decreased approximately $9.8 million for the first quarter 2000 reflecting a decrease in transport volumes of 12.7 Bcf, or 5 percent, due largely to milder weather in the first quarter of 2000 as compared to the prior year quarter. Revenues from the sale of natural gas by-products increased $12.8 million for the first quarter of 2000 as compared to the same quarter in 1999 reflecting sharply higher prices for all products, which more than offset a 9% decrease in volumes.

Exploration and Production

The exploration and production operations reported operating income before income taxes of $52.8 million in the first three months of 2000, compared to $18.0 million in the first quarter of 1999. Operating results for the first quarter of 2000 reflect higher gas and oil wellhead prices and a 9 percent increase in gas production.

The Company's average gas wellhead price was $2.56 per thousand cubic feet (Mcf) in the 2000 first quarter, $.50 per Mcf higher than the 1999 quarter. Gas production in the first three months of 2000 was 40.1 Bcf, up 3.5 Bcf from 36.6 Bcf in 1999. The Company's average oil price was $14.67 per barrel in the first quarter of 2000, compared to $8.28 in the prior year period. Oil production of
1.9 million barrels in the first quarter of 2000 did not change significantly from first quarter 1999 levels.

Other

Operating income before income taxes for "Other" increased $3.7 million in the first quarter of 2000 compared to the prior year period reflecting higher operating income at CNG Retail.

Other Information

Year 2000

CNG experienced a successful transition to the Year 2000 and through February 29, 2000. The Company's natural gas production, transmission, and distribution systems continued to operate smoothly through the transition periods. CNG's customers have not experienced natural gas service interruptions as a result of a Year 2000 problem. The Company expects no significant Year 2000 problems in the future.

Year 2000 costs of $13 million have been expended as of March 31, 2000. Additional costs for the remainder of 2000 are anticipated to be insignificant.

CNG cannot estimate or predict the potential adverse consequences that could result from a third party's failure to effectively address remaining Year 2000 issues, if any, but believes that any impact would be short-term in nature and would not have a material adverse impact on results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued)

Restructuring Costs

CNG is expected to incur additional charges relating to restructuring and other merger-related activities as business operations are consolidated and administrative functions are integrated. The planned workforce reductions and the accelerated depreciation in 2000 of information technology systems that will be abandoned on January 1, 2001 should avoid future annualized operating costs of approximately $38 million that would have otherwise been incurred.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, the Company and the directors party to the suit were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. On or about March 15, 2000, the Parties submitted a Stipulation of Dismissal to the Court.

A  class  action  was  filed  by  Quinque   Operating  Co.  and  others  against
approximately 300 defendants, including the Company and several of its subsidiaries, in Stevens County Kansas. The cases have been consolidated with the Grynberg case, as previously reported, and have been stayed pending the ruling on the motion to dismiss.

CNG's interstate natural gas pipeline, Dominion Transmission, Inc. is involved in several proceedings before the Enforcement Section of the Office of the General Counsel at the Federal Energy Regulatory Commission. These proceedings concern an audit of Dominion Transmission's compliance with marketing affiliate regulations, certain storage well drilling practices, and a matter affecting capacity allocation for the pipeline's services. These proceedings are in various stages of discovery, and their outcome cannot be determined at this time. The Company does not anticipate that these proceedings will result in a material adverse effect to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

10 Dominion Resources, Inc. Incentive Compensation Plan, as restated effective April 16, 1999 (Exhibit 10(xiv), Dominion Resources, Inc. Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8489, incorporated by reference).

27  Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K;

The Company filed a Current Report on Form 8-K/A, dated April 4, 2000, relating to the change in certifying accountant for the Company.

                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONSOLIDATED NATURAL GAS COMPANY
                                       --------------------------------
                                                 (Registrant)


                                           /s/ S. R. McGreevy
                                       --------------------------------
                                          S. R. McGreevy, Vice President,
                                          Accounting and Financial Control

May 12, 2000