Form 10-Q
period 2000-06-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2000-08-14
CIK 23738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark One)

_X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 1-3196

CONSOLIDATED NATURAL GAS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization	13-0596475 (I.R.S. Employer Identification No.)
120 Tredegar Street RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)
(804) 819-2000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of July 31, 2000, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Consolidated Natural Gas Company

TABLE OF CONTENTS
		Page
		Number
Item 1.	PART I. Financial Information
	Financial Statements
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and 1999	3

	Condensed Consolidated Balance Sheets At June 30, 2000 and December 31, 1999	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Results of Operations	12-16

	PART II. Other Information

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999
	(Thousands of Dollars)
Operating Revenues
Regulated gas sales	$ 217,021	$ 195,361	$ 857,461	$ 822,121
Nonregulated gas sales	247,954	118,283	446,450	258,064
Total gas sales	464,975	313,644	1,303,911	1,080,185
Gas transportation and storage	110,353	120,258	291,918	304,480
Other	145,656	108,599	294,746	187,649
Total operating revenues	720,984	542,501	1,890,575	1,572,314

Operating Expenses
Purchased gas	245,827	118,349	707,785	533,823
Liquids, capacity and other
products purchased	72,367	61,485	166,838	119,519
Restructuring and other merger-related costs	32,507	165,338	205,288	165,338
Operation expense	124,959	134,750	276,475	270,288
Maintenance	22,743	24,427	42,897	48,466
Depreciation and amortization	111,908	94,576	210,019	181,896
Taxes, other than income taxes	42,916	43,203	97,726	109,304
Subtotal	653,227	642,128	1,707,028	1,428,634
Operating income (loss) before income taxes	67,757	(99,627)	183,547	143,680
Income taxes	15,956	(43,976)	189	31,687
Operating income (loss)	51,801	(55,651)	183,358	111,993

Other Income (Deductions)
Interest revenues	1,587	581	2,534	1,235
Loss on net assets held for sale	(17,240)	-	(152,340)	-
Other-net	9,725	3,722	4,287	3,577
Total other income (deductions)	(5,928)	4,303	(135,519)	4,812
Income (loss) before interest charges	45,873	(51,348)	47,839	116,805

Interest Charges
Interest on long-term debt	30,162	25,625	61,236	52,185
Other interest expense	10,995	5,944	20,073	11,236
Allowance for funds used during construction	(2,644)	(2,893)	(5,553)	(5,579)
Total interest charges	38,513	28,676	75,756	57,842

Net Income (Loss)	$ 7,360	$ (80,024)	$ (27,917)	$ 58,963

________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

The Company had no material other comprehensive income reportable in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, during the periods.

CONSOLIDATED NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2000	At December 31, 1999
	(Unaudited)
	(Thousands of Dollars)
ASSETS
Property, Plant and Equipment
Gas utility and other plant	$ 4,573,817	$ 4,648,120
Accumulated depreciation and amortization	(2,019,124)	(1,959,475)
Net gas utility and other plant	2,554,693	2,688,645
Exploration and production properties	4,637,041	4,392,319
Accumulated depreciation and amortization	(2,977,631)	(2,853,703)
Net exploration and production properties	1,659,410	1,538,616
Net property, plant and equipment	4,214,103	4,227,261
Current Assets
Cash and temporary cash investments	35,071	93,891
Accounts receivable, less allowance for doubtful accounts	492,007	526,902
Receivables from affiliated companies	20,793	-
Gas stored - current portion	36,969	86,312
Materials and supplies	20,361	20,336
Unrecovered gas costs	108,021	38,074
Deferred income taxes - current (net)	-	674
Prepayments and other current assets	493,443	299,914
Net assets held for sale	551,065	371,508
Total current assets	1,757,730	1,437,611
Regulatory and Other Assets
Other investments	88,027	353,795
Deferred charges and other assets	583,949	516,552
Total regulatory and other assets	671,976	870,347
Total assets	$ 6,643,809	$ 6,535,219
STOCKHOLDER'S EQUITY AND LIABILITIES
Capitalization
Common stockholder's equity
Common stock, no par value	$ 2,391,888	$ 263,858
Capital in excess of par value	40,280	567,382
Retained earnings	(127,557)	1,545,664
Treasury stock, at cost		(594)
Total common stockholder's equity	2,304,611	2,376,310
Long-term debt	1,764,553	1,763,678
Total capitalization	4,069,164	4,139,988
Current Liabilities
Commercial paper	708,209	685,731
Accounts payable	380,508	334,956
Estimated rate contingencies and refunds	41,843	44,914
Amounts payable to customers	-	3,955
Payables to affiliated companies	24,288	-
Taxes accrued	85,139	134,257
Deferred income taxes-current (net)	23,608	-
Temporary replacement reserve - gas inventory	17,889	-
Other current liabilities	198,846	149,413
Total current liabilities	1,480,330	1,353,226
Deferred Credits
Deferred income taxes	750,395	808,031
Accumulated deferred investment tax credits	18,551	19,524
Deferred credits and other liabilities	325,369	214,450
Total deferred credits	1,094,315	1,042,005
Commitments and Contingencies
Total stockholder's equity and liabilities	$ 6,643,809	$ 6,535,219

________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six Months Ended June 30,
	2000	1999
Cash Flows Provided by (Used in) Operating Activities	(Thousands of Dollars)
Net income (loss)	$ (27,917)	$ 58,963
Adjustments to reconcile net income (loss) to net cash
provided by (or used in) operating activities
Depreciation and amortization	210,019	181,896
Restructuring and other merger-related costs	125,487	159,083
Pension cost (credit)-net	(36,774)	(33,990)
Loss on net assets held for sale	152,340	-
Stock award amortization	-	6,635
Deferred income taxes-net	(35,826)	29,884
Changes in current assets and current liabilities
Accounts receivable-net	77,215	175,510
Receivables from affiliated companies	25,455	-
Inventories	49,318	81,202
Unrecovered gas costs	(69,947)	14,163
Accounts payable	13,767	(121,759)
Payables to affiliated companies	(42,265)	-
Estimated rate contingencies and refunds	(3,071)	(28,490)
Amounts payable to customers	(3,955)	(11,350)
Taxes accrued	(48,780)	(66,315)
Temporary replacement reserve-gas inventory	17,889	43,326
Other-net	(179,099)	9,525
Net assets held for sale	29,164	-
Changes in other assets and other liabilities	117,401	5,292
Other-net	(213)	2,075
Net cash provided by operating activities	370,208	505,650

Cash Flows Provided by (Used in) Investing Activities
Plant construction and other property additions
Acquisition of exploration and production assets	(140,420)	(70,131)
Other	(221,415)	(204,672)
Proceeds from dispositions of property, plant and equipment-net	10,075	(2,951)
Cost of other investments	(8,276)	(5,020)
Net cash used in investing activities	(360,036)	(282,774)

Cash Flows Provided by (Used in) Financing Activities
Issuance of common stock	-	196
Repayments of long-term debt	-	(104,000)
Commercial paper-net	23,872	(107,009)
Dividends paid	(92,830)	(92,556)
Purchase of treasury stock	(34)	(11,253)
Sale of treasury stock	________	32,520
Net cash used in financing activities	(68,992)	(282,102)
Net decrease in cash and
temporary cash investments	(58,820)	(59,226)

Cash and Temporary Cash Investments at January 1	93,891	138,112
Cash and Temporary Cash Investments at June 30	$ 35,071	$ 78,886

Supplemental Cash Flow Information
Non-cash financing activities
Issuance of common stock under benefit plans	$ 29	$ 191

_________________

  The Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1999, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit I to Consolidated Natural Gas Company's (CNG or the Company) Form 8-K filed with the Securities and Exchange Commission on January 27, 2000 (January 27, 2000 Form 8-K), the consolidated financial statements are unaudited. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

The income statement for the six months ended June 30, 2000 includes the effect of a retroactive restatement. See Note 7 to the consolidated financial statements. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

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

(2) In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard addresses a limited number of SFAS No. 133 implementation issues, including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption.

(3) On January 28, 2000, Dominion Resources, Inc. (Dominion) acquired all of the outstanding shares of CNG's common stock for $6.4 billion, consisting of approximately 87 million shares of Dominion common stock and approximately $2.9 billion of cash. The acquisition was completed by merging CNG into a new subsidiary of Dominion. The name of the new Dominion subsidiary was changed to Consolidated Natural Gas Company at the time of the merger.

(4) 2000 Restructuring and Other Merger-Related Costs

Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

  An involuntary severance program;

  A transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems;

  A voluntary early retirement program (the ERP).

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the three and six month periods ended June 30, 2000, CNG recognized $32.5 million and $205.3 million, respectively, of restructuring and other merger-related costs that included:

	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
	(Millions)
Severance	$ (15.6)	$ 28.1
Commodity contract loss	--	55.1
Settlement of certain employment contracts	2.5	33.4
Seismic licensing agreements	-	25.7
Information technology related costs	8.3	13.3
Transaction fees	.5	9.7
Other costs	.6	3.8
ERP	36.2	36.2
Total	$ 32.5	$205.3

Restructuring Liability Recognized at June 30, 2000

Dominion and its subsidiaries established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. Under the restructuring plan, approximately 400 employee positions at CNG and its subsidiaries have been identified for elimination. In the first quarter of 2000, the Company recorded an estimated expense of $43.7 million associated with the planned involuntary terminations. In the second quarter of 2000, the estimated expense and related liability were reduced by $15.6 million. This revision resulted primarily from 1) reduced severance benefits for employees also receiving benefits under the ERP and 2) terminated employees having less years of service and lower monthly base pay than originally estimated. At June 30, 2000, a total of 308 positions had been eliminated, and $7.6 million of severance benefits had been paid.

A reconciliation of the severance liability for the second quarter and six months ended June 30, 2000 follows:

Summary of Restructuring Expenditures
	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
	(millions)
Beginning balance	$ 43.0
Amounts accrued		$ 43.7
Increase (decrease) in estimates	(15.6)	(15.6)
Amounts paid	(6.9)	(7.6)
Ending Balance	$ 20.5	$ 20.5

Other Restructuring and Merger-Related Costs

Dominion has implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach, thus maximizing the value of Dominion's diversified energy portfolio and market opportunities. As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required such contracts to be carried at fair value in the balance sheet with unrealized gains and losses included in the determination of net income. In addition, the Company entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55.1 million for the first quarter of 2000 and six months ended June 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional losses are expected to result as these derivative contracts mature through 2003. See Note 9 for further discussion.

The change of control required settlement of certain employment contracts and payments under seismic licensing agreements used in the Company's oil and gas operations. The information technology related costs include accelerated depreciation of information technology systems that are expected to be abandoned on January 1, 2001 and related conversion costs.

CNG is expected to incur additional charges relating to restructuring and other merger-related activities as business operations are consolidated and administrative functions are integrated.

Early Retirement Program

Salaried employees of CNG and its subsidiaries, excluding officers, and employees of Virginia Natural Gas (VNG) and CNG International, who had attained age 52 and completed at least 12 years of service as of July 1, 2000 were eligible under the ERP. In addition, employees covered by several collective bargaining agreements were also eligible. The early retirement option provides up to three additional years of age and three additional years of employee service, subject to age and service maximums, for benefit formula purposes under the companies' postretirement medical and pension plans. During the second quarter of 2000, approximately 450 CNG employees elected to participate in the ERP, resulting in an expense approximating $61.7 million. This expense was offset, in part, by curtailment gains of $25.5 million attributable to reductions in expected future years of service as a result of ERP participation and involuntary employee terminations. Some of the ERP participants will also receive benefits under the involuntary severance package. Benefits under the involuntary severance package are subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP.

1999 Restructuring and Other Merger-Related Costs

Shareholder approval of the merger with Dominion constituted a change of control as defined in the Company's then effective stock incentive plans. The change of control triggered acceleration of the vesting of stock options and certain other stock awards. Also, the change of control effectively granted limited stock appreciation rights to holders of vested stock options and certain other stock awards. Holders were permitted to elect to receive a cash payment in exchange for surrendering vested stock options and awards during the period July 1, 1999 through August 29, 1999. The amount to be paid to the holders was based on the value determined per the associated plans, which considered the option exercise price, award value, and the change of control price as defined in the plans. Based on the value of the vested options and awards expected to be surrendered and cashed out, the Company recognized a charge of $153.5 million during the second quarter of 1999. In addition, the Company recorded charges for other merger costs, including direct incremental costs (including fees of financial advisors, legal counsel and other costs). These charges totaled $11.8 million for the three months and six months ended June 30, 1999. See Note (2) to the Consolidated Financial Statements included in the January 27, 2000 Form 8-K for additional information.

(5) There have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Notes (17) and (18) to the Consolidated Financial Statements included in the January 27, 2000 Form 8-K, nor have any significant new matters arisen during the six months ended June 30, 2000.

(6) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $40.5 million and $38.7 million at June 30, 2000, and December 31, 1999, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $1.3 million

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and $6.2 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

(7) At June 30, 2000, the Company's net assets held for sale include the net assets of VNG of $335.5 million. CNG is required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission (Virginia Commission) and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. On May 8, 2000, Dominion and CNG reached an agreement with AGL Resources Inc (AGL) regarding the sale of VNG. AGL will pay from $500 million to $550 million in cash depending upon the final structure of the sale. Dominion and AGL have filed for approval of the sale with the Virginia State Corporation Commission and the Securities and Exchange Commission (SEC). On July 28, 2000, the Virginia Commission approved the sale. The companies expect to receive SEC approval to permit a closing of the sale during the fourth quarter of 2000.

At June 30, 2000, the Company's net assets held for sale also include the net assets of CNG International of $215.5 million. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. Consistent with its strategy to focus on its core business, in the first quarter of 2000, management committed to a plan of disposal for CNG International. The total loss related to CNG International, discussed below, for the six months ended June 30, 2000 was $152.3 million ($98.9 million after tax).

In the six months ended June 30, 2000, the Company recognized a pretax loss of $35.1 million ($22.8 million after taxes) to write down the carrying amount of CNG International's Australian investments to estimated fair value less cost to sell. The Company's estimate is based principally on a discounted cash flow analysis. In addition, the Company believes it is probable that, as part of a sale, it will be required to make a $100 million equity contribution pursuant to the Equity Contribution Agreement discussed in Note 14 to the consolidated financial statements included in the January 27, 2000 Form 8-K filed by CNG. Accordingly, the Company has recognized a $100 million ($65 million after taxes) charge in the six months ended June 30, 2000. During the second quarter of 2000, the Company became aware of certain information that existed in the first quarter of 2000. However, the evaluation of such data was not completed until sometime thereafter. Management, therefore, has determined that recognition of the impairment and accrual for the probable equity contribution would most appropriately be reflected in the first quarter of 2000. As a result, the Company has restated the March 31, 2000 carrying value of CNG International's Australian investments and retroactively recognized $135.1 million ($87.8 million after taxes) in the first quarter of 2000. The Company plans to file a Form 10-Q/A to reflect this information.

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets for $145.0 million. Based upon anticipated proceeds from the sale, the carrying amount of these investments has been adjusted and an impairment loss of $17.2 million, $11.1 million after-tax, has been recognized in the second quarter of 2000. CNG expects to close the sale by the end of 2000.

(8) In June 2000, Dominion established a $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Electric and Power Company (a Dominion subsidiary), and Dominion. As a result of CNG's participation in the new facility, its $1.0 billion credit agreement scheduled to expire on June 22, 2000, was terminated effective June 1, 2000. Although CNG has access to the full $1.75 billion, it will operate within a limit of $850.0 million determined by Dominion.

(9) During the first quarter of 2000, Dominion implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach, thus maximizing the value of Dominion's diversified energy portfolio and market opportunities.

As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

determination of net income. At January 28, 2000, the fair value of the derivative contracts represented a net unrealized loss of approximately $69.8 million. This net unrealized loss will be included in the determination of net income, as an adjustment to revenues, through net settlement accounting as such contracts mature through 2003. At June 30, 2000, approximately $43.5 million of the $69.8 million of net unrealized losses are included in Deferred Charges and Other Assets, pending future settlement of the related contracts.

In addition, during the first quarter of 2000, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that were not settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55.1 million for the first quarter of 2000 and six months ended June 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to result as these derivative contracts mature through 2003. Related to these contracts, a liability representing future contract settlements of approximately $75.9 million is reported in Deferred Credits and Other Liabilities at June 30, 2000.

Pursuant to the implementation of Dominion's new risk management strategy, CNG and its subsidiaries entered into new derivative contracts and designated them as hedges of sales of future oil and gas production. Any losses ultimately realized on the hedging portfolio should generally be offset by future sales revenue from oil and gas production.

(10) The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's business segments, reference is made to Note 19 to the consolidated financial statements included in the January 27, 2000 Form 8-K. Corporate and Eliminations includes the effects of 1) the 2000 and 1999 restructuring and other merger-related costs and 2) impairment loss on CNG International assets as the individual segments were not held accountable for the charges. Note that 1999 segment information has been restated to reflect the inclusion of Dominion Field Services, Inc., in the Transmission segment (previously included in Other).
	Distribution	Transmission	Exploration and Production	Other	Corporate and Eliminations	Total
Three Months ended June 30, 2000	(Thousands of Dollars)
Nonaffiliated operating revenues	$265,201	$203,132	$217,169	$22,818	$ -	$708,320
Affiliated operating revenues	1,283	38,841	27,062	5,036	(59,558)	12,664
Operating income (loss) before income taxes	(1,176)	39,993	64,199	(1,230)	(34,029)	67,757
Net income (loss)	(7,682)	21,988	37,705	1,551	(46,202)	7,360
Gas Sales (In Bcf)	29.8	38.4	44.8	6.1	(10.6)	108.5
Gas Transportation (In Bcf)	43.3	114.6	.2	-	(23.6)	134.5
Three Months ended June 30, 1999
Nonaffiliated operating revenues	$245,462	$103,034	$172,017	$21,988	$ -	$ 542,501
Affiliated operating revenues	1,814	10,469	11,933	-	(24,216)	-
Operating income (loss) before income taxes	2,895	39,092	31,764	(5,059)	(168,319)	(99,627)
Net income (loss)	(3,760)	22,123	18,914	(4,716)	(112,585)	(80,024)
Gas Sales (In Bcf)	27.8	9.8	42.1	5.8	(7.9)	77.6
Gas Transportation (In Bcf)	46.9	112.8	.2	-	(40.5)	119.4
Six Months ended June 30, 2000
Nonaffiliated operating revenues	$992,947	$372,669	$421,015	$77,895	$ -	$1,864,526
Affiliated operating revenues	2,561	99,868	48,060	15,101	(139,541)	26,049
Operating income (loss) before income taxes	159,988	121,090	117,031	1,914	(216,476)	183,547
Net income (loss)	87,705	69,742	69,017	3,656	(258,037)	(27,917)
Gas Sales (In Bcf)	132.0	61.4	89.2	22.6	(25.4)	279.8
Gas Transportation (In Bcf)	116.9	354.6	.4	-	(75.3)	396.6

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Six Months ended June 30, 1999
Nonaffiliated operating revenues	$954,274	$244,706	$302,258	$71,076	$ -	$1,572,314
Affiliated operating revenues	3,636	61,568	22,987	48	(88,239)	-
Operating income (loss) before income taxes	159,521	111,162	49,774	(5,584)	(171,193)	143,680
Net income (loss)	86,796	64,696	29,748	(4,452)	(117,825)	58,963
Gas Sales (In Bcf)	135.2	24.2	81.4	19.4	(18.2)	242.0
Gas Transportation (In Bcf)	112.5	365.5	.3	-	(100.8)	377.5

(11) The financials statements included in this report reflect the retroactive restatement of the Company's financial statements included in the Form 10-Q previously filed for the quarterly period ended March 31, 2000. The restatement adjusts for the recognition during the first quarter of an impairment of certain equity investments in Australia held by CNG International and the accrual for a probable equity contribution to such investments. See Note 7 to the Consolidated Financial Statements. Accordingly, the Company will be filing a Form10-Q/A for the quarterly period ended March 31, 2000.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

Forward-Looking Information

Certain matters discussed in this Form 10-Q, including Management's Discussion and Analysis of Results of Operations, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Consolidated Natural Gas Company (CNG or the Company) "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning the acquisition of the Company by Dominion Resources, Inc. (Dominion), capital expenditures, earnings, risk management, litigation, environmental matters, rate and other regulatory matters, liquidity and capital resources, and financial accounting and reporting matters. Actual results in each instance could differ materially from those currently anticipated in such statements, due to factors such as: natural gas and electric industry restructuring, including ongoing state and federal activities; the weather; demographics; general economic conditions and specific economic conditions in the Company's distribution service areas; developments in the legislative, regulatory and competitive environment in which the Company operates; and other circumstances affecting anticipated revenues and costs.

The financials statements included in this report reflect the retroactive restatement of the Company's financial statements included in the Form 10-Q previously filed for the quarterly period ended March 31, 2000. The restatement adjusts for the recognition during the first quarter of an impairment of certain equity investments in Australia held by CNG International and the accrual for a probable equity contribution to such investments. See Note 7 to consolidated financial statements. Accordingly, the Company will be filing a Form10-Q/A for the quarterly period ended March 31, 2000.

RESULTS OF OPERATIONS

A major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating. As a result, earnings are affected by seasonality and changes in the weather. Because most of the operating subsidiaries are subject to price regulation by federal or state commissions, earnings can be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operation.

System Results

CNG reported net income for the second quarter of 2000 of $7.4 million, compared with a net loss of $80.0 million in the second quarter of 1999. For the six months ended June 30, 2000, CNG reported a net loss of $27.9 million, compared with net income of $59.0 million in 1999. The results for both years reflect the impact of restructuring and other merger-related costs. In addition, both the second quarter and six months ended June 30, 2000 were adversely impacted by the recognition of the impairment of foreign investments held for sale. Higher prices for gas, oil and by-products, and increased gas production were positive factors in the current periods.

Operating Revenues

Regulated gas sales revenues increased $21.7 million to $217.1 million in the second quarter of 2000 compared to 1999. Average sales rates for all three customer groups increased compared to the 1999 quarter reflecting higher purchased gas prices. Overall gas sales volumes increased primarily due to cooler weather. Sales volumes increased for residential customers and decreased slightly for commercial and industrial customers. For the six months ended June 30, 2000, regulated gas sales revenues increased $35.4 million to $857.5 million, as compared to 1999, reflecting higher average sales rates for all three customer groups offset somewhat by lower overall sales volumes. Sales volumes for residential and commercial customers were down for the first six months of 2000, reflecting milder weather in the first quarter of 2000, while industrial sales volumes were higher.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

Nonregulated gas sales revenues increased $129.6 million to $247.9 million for the second quarter of 2000 and increased $188.3 million to $446.4 million for the six months ended June 30, 2000, as compared to 1999, due to higher prices, increased gas production and higher sales volumes by Dominion Field Services. These increased sales volumes reflect, in part, the transfer of gas marketing operations from Dominion to CNG during the second quarter of 2000.

Gas transportation and storage revenues decreased $10.0 million to $110.3 million for the second quarter of 2000, as compared to 1999. For the first six months of 2000, as compared to 1999, gas transportation and storage revenues decreased $12.6 million to $291.9 million. Gas transportation revenues decreased reflecting primarily changes in amounts reserved for rate contingencies as compared to 1999. The decrease in gas transportation revenues was partially offset by increased gas storage revenue for both the second quarter and first six months of 2000, as compared to 1999.

For the second quarter of 2000, other operating revenues increased $37.1 million to $145.6 million over the same quarter in 1999. Other operating revenues increased $107.1 million to $294.7 million for the first six months of 2000, as compared to 1999. Revenues from the sale of oil and condensate production increased $7.5 million and $19.9 million for the quarter and six months ended June 30, 2000, respectively, due to higher prices partially offset by lower production, as compared to 1999. Brokered oil sales increased $15.4 million and $52.3 million for the second quarter and first six months of 2000, respectively, as compared to the same periods in 1999, reflecting lower volumes but a sharp rise in oil prices. Revenues from the sale of products extracted from natural gas increased $12.4 million for the second quarter of 2000, and increased $29.6 million in the first six months of 2000, as compared to the same periods in 1999. These increases reflect slightly lower volumes more than offset by higher by-product sales prices.

Operating Expenses

Three months ended June 30, 2000 vs. 1999

Operating expenses, excluding income taxes, increased $11.1 million to $653.2 million for the second quarter of 2000 as compared to the second quarter of 1999. Purchased gas increased $127.5 million to $245.8 million for the second quarter of 2000 reflecting both increased volumes and higher prices. Liquids, capacity and other products purchased increased $10.8 million, to $72.3 million, due primarily to increased prices for oil purchased to satisfy brokered oil sales. Restructuring and other merger-related costs of $32.5 million and $165.3 million for the second quarters of 2000 and 1999, respectively, were incurred in connection with the acquisition of CNG by Dominion (see Other Information section below and Note 4 to the consolidated financial statements). Combined operation and maintenance expense in the second quarter of 2000 was $147.8 million, a decrease of $11.4 million compared to the prior year quarter. This decrease reflects lower labor, administrative and general costs offset partially by administrative and corporate support costs provided by Dominion's services company not present in the prior year. Depreciation and amortization increased $17.3 million, to $111.9 million, due chiefly to the acquisition of additional producing properties in late 1999 and early 2000.

Six months ended June 30, 2000 vs. 1999

Operating expenses, excluding income taxes, increased $278.4 million to $1.7 billion for the first six months of 2000 as compared to 1999. Purchased gas increased $174.0 million, to $707.8 million for the six months ended June 30, 2000 reflecting both increased volumes and higher prices. Liquids, capacity and other products purchased increased $47.3 million, to $166.8 million, due primarily to increased prices for oil purchased to satisfy brokered oil sales. Restructuring and other merger-related costs of $205.3 million and $165.3 million for the six months ended June 30, 2000 and 1999, respectively, were incurred in connection with the acquisition of CNG by Dominion (see Other Information section below and Note 4 to the consolidated financial statements). Combined operation and maintenance expense in the first six months of 2000 was $319.4 million relatively unchanged from the prior year period. Activity in this category of expenses included reduced labor, administrative and general expenses offset by increased reserves for uncollectible accounts and administrative and corporate support costs provided by Dominion's services company not present in the prior year. In addition, maintenance expense decreased reflecting workover expenses at one of the Company's deep water properties in 1999. Depreciation and amortization increased $28.1 million, to $210.0 million, due chiefly to the acquisition of additional producing properties in late 1999 and

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

early 2000. Taxes, other than income taxes, decreased $11.6 million, to $97.7 million, reflecting lower Ohio excise taxes and the discontinuance of Pennsylvania gross receipts tax as of January 1, 2000. This decrease in gross receipts taxes was accompanied by a decrease in revenues as customer collections for this tax ceased for gas services provided on or after January 1, 2000.

Income taxes increased in the quarter ended June 30, 2000, as compared to 1999, primarily due to a decrease in restructuring and other merger-related costs, offset in part, by the recognition of impairment losses on certain CNG International's foreign investments in 2000. Income taxes decreased for the six months ended June 30, 2000, as compared to 1999, primarily due to the recognition of impairment losses on CNG International's foreign investments. See Note 7 to consolidated financial statements.

Other Income (Deductions)

For the second quarter of 2000, the Company reported other deductions of $5.9 million as compared to other income of $4.3 million for 1999. For the first six months of 2000, the Company reported other deductions of $135.5 million, as compared to other income of $4.8 million in 1999. These amounts reflect primarily the $135.1 million and $17.2 million pretax losses representing impairments of CNG International's Australian and Argentine investments and the accrual for a probable equity contribution associated with the Australian investments. See Note 7 to the consolidated financial statements and the Divestitures section below for more information.

Interest Charges

Total interest charges increased in the quarter and six months ended June 30, 2000, as compared to 1999, reflecting higher levels of long-term debt and higher interest rates on commercial paper during the comparative periods.

In connection with the discussion of results of operations, reference is also made to Note 6, 9, and 10 to the consolidated financial statements.

Business Segment Results

Distribution

The Company's Distribution segment reported an operating loss before income taxes of $1.2 million for the second quarter of 2000, compared to operating income before income taxes of $2.9 in the same quarter in 1999. Total distribution throughput in the second quarter of 2000 decreased 1.6 Bcf, to 73.1 Bcf. Gas sales volumes increased 2.0 Bcf to 29.8 Bcf reflecting higher residential gas sales volumes due to comparatively cooler weather over 1999. This increase was offset by a 3.6 Bcf decrease in transport volumes to 43.3 Bcf, related primarily to commercial and industrial customers.

For the first six months of 2000, the Company's Distribution segment reported operating income before income taxes of $160.0 million, unchanged from the results reported for the period in 1999. Total distribution throughput for the six month period of 2000 increased 1.2 Bcf, to 248.9 Bcf. Gas sales volumes decreased 3.2 Bcf to 132.0 Bcf reflecting lower residential gas sales volumes due to comparatively milder weather during the first quarter of 2000 compared to 1999. This decrease was offset by a 4.4 Bcf increase in transport volumes to 116.9 Bcf, related primarily to residential, industrial and off-system customers.

Transmission

Operating income before income taxes of the Transmission segment in the second quarter of 2000 was $40.0 million, up $0.9 million from the second quarter of 1999. For the first six months of 2000, operating income before income taxes was $121.1 million, up $9.9 million from 1999. The quarter and year-to-date results reflect increased nonregulated gas sales volumes and prices as well as higher prices for natural gas by-products. Gas transportion

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

revenues decreased primarily as a result of changes in amounts reserved for rate contingencies as compared to the second quarter and six months ended June 30, 1999.

Exploration and Production

The Exploration and Production segment reported operating income before income taxes of $64.2 million in the second quarter of 2000, compared to $31.8 million in 1999. These results reflect higher gas and oil wellhead prices and an 6 percent increase in gas production. The Company's average gas wellhead price increased $.76 to $2.93 per thousand cubic feet (Mcf) in the second quarter of 2000 over 1999. Gas production was 42.3 Bcf, up 2.3 Bcf from 1999. The Company's average oil price was $19.18 per barrel in the second quarter of 2000, compared to $11.88 in the prior year period. Oil production of 1.8 million barrels in the second quarter of 2000 was down 0.5 million barrels as compared to 1999 levels.

For the six months ended June 30, 2000, the Exploration and Production segment reported operating income before income taxes of $117.0 million, compared to $49.8 million in 1999. These results reflect higher gas and oil wellhead prices and a 8 percent increase in gas production. The Company's average gas wellhead price increased $.64 to $2.75 per Mcf for the first six months of of 2000 over 1999. Gas production was 82.4 Bcf, up 5.8 Bcf from 1999. The Company's average oil price was $16.87 per barrel in the first six months of 2000, compared to $10.26 in the prior year period. Oil production of 3.8 million barrels in the first six months of 2000 was down 0.5 million barrels as compared to 1999 levels.

Other Information

2000 Restructuring and Other Merger-Related Costs

Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. Restructuring activities include workforce reductions and the consolidation of post-merger operations and information technology systems. For the three- and six-month periods ended June 30, 2000, the Company recognized $32.5 million and $205.3 million, respectively, of restructuring and other merger-related costs as discussed below:

Workforce reductions

Under the restructuring plan, approximately 400 employee positions at CNG and its subsidiaries have been identified for elimination. Through June 30, 2000, the Company has recorded $28.1 million in employee severance related costs, a reduction from amounts originally estimated in the first quarter of 2000. The revision reflects the effects of coordination of benefits under the severance and early retirement programs and lower than expected employee credited service and salaries. At June 30, 2000, a total of 308 positions had been eliminated, and $7.6 million of severance benefits had been paid.

During the second quarter of 2000, approximately 450 CNG employees elected to participate in the early retirement program, resulting in an expense approximating $61.7 million. This expense was offset, in part, by curtailment gains of $25.5 million attributable to reductions in expected future years of service as a result of ERP participation and involuntary employee terminations.

Other Restructuring and Merger-Related Costs

In connection with the implementation of Dominion's new enterprise-wide price risk management strategy, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes and entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55.1 million for the six months ended June 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts,

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

absent any not yet identified future losses from credit risk exposure, no additional losses are expected to result as these derivative contracts mature through 2003. See Note 9 to the consolidated financial statements for further discussion.

Other merger related costs charged during the six months ended June 30, 2000 totaled $85.9 million and included settlement of certain employment contracts and payments under seismic licensing agreements due to change of control, merger-related transaction costs and fees, and accelerated depreciation of information technology systems that will be abandoned on January 1, 2001 and related conversion costs.

CNG is expected to incur additional charges relating to restructuring and other merger-related activities as business operations are consolidated and administrative functions are integrated. The planned workforce reductions and the accelerated depreciation in 2000 of information technology systems that will be abandoned on January 1, 2001 should avoid future annualized operating costs of approximately $61 million that would have otherwise been incurred.

1999 Restructuring and other merger-related costs

During the second quarter of 1999, the Company recorded a charge of $153.5 million for compensation expenses associated with the cash settlements of vested stock options and other stock awards pursuant to change of control provisions in the Company's then effective stock incentive plans in connection with the approval by shareholders of the merger with Dominion. In addition, the Company recorded charges for other merger costs, including direct incremental costs (including fees of financial advisors, legal counsel and other costs). These charges totaled $11.8 million for the six months ended June 30, 1999.

See Note 4 to the consolidated financial statements for further discussion of 2000 and 1999 restructuring and other merger-related costs.

Divestitures

CNG is required to spin-off or sell Virginia Natural Gas (VNG) pursuant to conditions set forth by the Virginia State Corporation Commission and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. On May 8, 2000, Dominion and CNG reached an agreement with AGL Resources Inc (AGL) regarding the sale of VNG. AGL will pay from $500 million to $550 million in cash depending upon the final structure of the sale. The parties expect the sale to close by December 31, 2000.

CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. Consistent with its strategy to focus on its core business, in the first quarter of 2000, management committed to a plan of disposal for CNG International. The Company recognized losses related to CNG International for the six months ended June 30, 2000 of $152.3 million ($98.9 million after tax). The Company believes it is probable that, as part of a sale of its Australian investments, it will be required to make a $100 million equity contribution pursuant to the Equity Contribution Agreement discussed in Note 14 to the consolidated financial statements included in the January 27, 2000 Form 8-K filed by CNG. See Note 7 to the consolidated financial statements.

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets for $145.0 million. CNG expects to close the sale by the end of 2000.

Competition-Customer Choice

Retail natural gas competition is now common place across several of the states where the Company maintains distribution operations. The Company's natural gas customer choice program will be offered throughout Northeast Ohio by early fall of 2000. Pennsylvania natural gas utility customers are now entering the second year in which they have the opportunity to choose their supplier. Virginia also recently enacted legislation allowing voluntary participation for opening markets for a statewide natural gas choice program.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, CNG and the directors were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. On or about March 15, 2000, the Parties submitted a Stipulation of Dismissal to the Court. On March 16, 2000, the Court entered a Stipulation of Dismissal Order, ending this litigation.

ITEM 5. OTHER INFORMATION

As previously reported, Dominion and CNG reached an agreement with AGL Resources, Inc. regarding the sale of VNG. On July 28, 2000, the Virginia Commission approved this sale. See Note (7) to the Consolidated Financial Statements for more detail.

During the second quarter of 2000, CNG reached an agreement to sell its Argentine natural gas and electricity assets to Sempra Energy International for $145 million. The transaction is expected to close by year end. See Note (7) to the Consolidated Financial Statements for more detail.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10(i)	Stock Purchase Agreement, dated May 8, 2000, By and Between AGL Resources, Inc. as Buyer and Consolidated Natural Gas Company, as Seller of Virginia Natural Gas, Inc. (filed herewith)
10(ii)*

Dominion Resources, Inc. Incentive Compensation Plan, as restated effective April 28, 2000 (Exhibit 10, Dominion Resources, Inc. Form 10-Q for the quarter year ended June 30, 2000, File No. 1-8489, incorporated by reference).

10(iii)*

Dominion Resources, Inc. Leadership Stock Option Plan for Salaried Employees, effective July 1,
2000 (Exhibit 10(ii), Dominion Resources, Inc., Form 10-Q for the quarter year ended June 30, 2000, File No. 1-8489, incorporated by reference).

27	Financial Data Schedule (filed herewith).

__________________

* Indicates management contractor compensatory plan or arrangement.

(b) Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant
August 14, 2000	/s/ S.R. McGreevy
S.R. McGreevy, Vice President, Accounting and Financial Control