Form 10-Q/A
period 2000-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2000-08-24
CIK 23738

1

                SECURITIES AND EXCHANGE COMMISION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A
          For the quarterly period ended March 31, 2000
               AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12, 13 and 15(d) of
               THE SECURITIES EXCHANGE ACT OF 1934
               __________________________________
                CONSOLIDATED NATURAL GAS COMPANY
     (Exact name of registrant as specified in its charter)

                  AMENDMENT NO. 1 TO FORM 10-Q

          For the quarterly period ended March 31, 2000

The undersigned registrant hereby amends its first quarter Form
10-Q for the period ended March 31, 2000 to include the restatement of the Company's financial statements for the quarterly period ended March 31, 2000 to reflect the recognition of an impairment of certain equity investments and the accrual for a probable equity contribution to such investments.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CONSOLIDATED NATURAL GAS COMPANY

                                           (Registrant)


                                        /s/ S. R. McGreevy

                                 S. R. McGreevy, Vice President,
                                 Accounting and Financial Control

August 24, 2000



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                       ___________________

                           FORM 10-Q/A
                           ___________

      (Mark one)

         _X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                               or

   ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____ to ____

                  Commission File Number 1-3196


                CONSOLIDATED NATURAL GAS COMPANY
     (Exact name of registrant as specified in its charter)




              DELAWARE                           13-0596475
   (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization            Identification No.)

         120 Tredegar Street
         RICHMOND, VIRGINIA                         23219
   (Address of principal executive               (Zip Code)
              offices)

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


CONSOLIDATED NATURAL GAS COMPANY
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2000


                      TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION                                     Page

ITEM 1.   FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
    for the Three Months Ended March 31, 2000 (Restated)
    and 1999                                                  1

    CONDENSED CONSOLIDATED BALANCE SHEETS
    at March 31, 2000 (Restated and Unaudited),
    and December 31, 1999                                  2

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)for the Three Months Ended March 31, 2000
    Restated) and 1999                                       3

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS                                9

PART II-OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                              13

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K               13

Note: The financial statements in this report reflect the restatement of the financial statements for the quarterly report ended March 31, 2000. See Note 11 to the consolidated financial statements.

PART I-FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Natural Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Thousands of Dollars)

                                                  Three Months Ended
                                                        March 31
                                                        1999     2000
                                                   Restated
                                                    Note 11
Operating Revenues
Regulated gas sales                                 $640,440  $626,760
Nonregulated gas sales                               198,496   139,781
  Total gas sales                                    838,936   766,541
Gas transportation and storage                       181,565   184,222
Other                                                149,090    79,050
  Total operating revenues                         1,169,591 1,029,813
Operating Expenses
Purchased gas                                        461,958   415,474
Liquids, capacity and other products purchased        94,471    58,034
Restructuring and other merger-related costs         172,781         -
Operation expense                                    151,516   135,538
Maintenance                                           20,154    24,039
Depreciation and amortization                         98,111    87,320
Taxes, other than income taxes                        54,810    66,101
  Subtotal                                         1,053,801   786,506
  Operating income before income taxes               115,790   243,307
Income taxes                                        (15,767)    75,663
  Operating income                                   131,557   167,644
Other Income (Deductions)
Interest income                                          947       654
Loss on net assets held for sale                   (135,100)         -
Other-net                                              4,562     (145)
  Total other income (deductions)                  (129,591)       509
  Income before interest charges                       1,966   168,153
Interest Charges
Interest on long-term debt                            31,074    26,560
Other interest expense                                 9,078     5,292
Allowance for funds used during construction         (2,909)   (2,686)
  Total interest charges                              37,243    29,166
Net Income (Loss)                                  $(35,277)  $138,987


The Notes to Consolidated Financial Statements are an integral part of this statement.

The Company had no material other comprehensive income
reportable in accordance with Statement of Financial
Accounting Standards No. 130, Reporting Comprehensive
Income, during the periods.
ITEM 1.   FINANCIAL STATEMENTS (Continued)
Consolidated Natural Gas Company
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
                                                At           At
                                             March 31,     December 31,
                                                2000        1999
                                            (Unaudited)
                                            As Restated
                                             (Note 11)
ASSETS
Property, Plant and Equipment
Gas utility and other plant                 $4,633,159  $4,648,120
Accumulated depreciation and amortization  (1,991,982) (1,959,475)
     Net gas utility and other plant         2,641,177   2,688,645
Exploration and production properties        4,582,313   4,392,319
Accumulated depreciation and amortization  (2,957,878) (2,853,703)
     Net exploration and production
     properties                              1,624,435   1,538,616
     Net property, plant and equipment       4,265,612   4,227,261
Current Assets
Cash and temporary cash investments             39,610      93,891
Accounts receivable, less allowance for
doubtful accounts                              575,352     526,902
Receivables from affiliated companies            7,231           -
Gas stored - current portion                    12,418      86,312
Materials and supplies                          18,747      20,336
Unrecovered gas costs                           44,850      38,074
Deferred income taxes - current (net)                -         674
Prepayments and other current assets           296,900     299,914
Net assets held for sale                       564,288     371,508
     Total current assets                    1,559,396   1,437,611
Regulatory and Other Assets
Other investments                               96,792     353,795
Deferred charges and other assets              589,908     516,552
     Total regulatory and other assets         686,700     870,347
     Total assets                           $6,511,708  $6,535,219

STOCKHOLDER'S EQUITY AND LIABILITIES
Capitalization
Common stockholder's equity
 Common stock, no par value                 $2,391,888    $263,858
 Capital in excess of par value                 40,280     567,382
 Retained earnings                           (134,917)   1,545,664
 Treasury stock, at cost                           -         (594)
     Total common stockholder's equity       2,297,251   2,376,310
Long-term debt                               1,764,115   1,763,678
     Total capitalization                    4,061,366   4,139,988
Current Liabilities
Commercial paper                               549,226     685,731
Accounts payable                               275,153     334,956
Estimated rate contingencies and refunds        39,787      44,914
Amounts payable to customers                         -       3,955
Payables to affiliated companies                 5,258           -
Taxes accrued                                  126,164     134,257
Deferred income taxes-current (net)              3,325           -
Temporary replacement reserve - gas inventory   89,859           -
Other current liabilities                      220,368     149,413
     Total current liabilities               1,309,140   1,353,226
Deferred Credits
Deferred income taxes                          758,975     808,031
Accumulated deferred investment tax credits     19,035      19,524
Deferred credits and other liabilities         363,192     214,450
     Total deferred credits                  1,141,202   1,042,005

Commitments and Contingencies
     Total stockholder's equity and
     liabilities                            $6,511,708  $6,535,219

The Notes to Consolidated Financial Statements are an integral part of this statement.
ITEM 1.                                  FINANCIAL STATEMENTS
(Continued)

Consolidated Natural Gas Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Thousands of Dollars)

                                                  Three Months Ended
                                                      March 31
                                                  1999      2000

Cash Flows Provided by (or Used in) Operating Activities
Net income (loss)                              $(35,277)   $138,987
Adjustments to reconcile net income (loss)
 to net cash provided by (or used in)
 operating activities
   Depreciation and amortization                  98,111     87,320
   Restructuring and other merger-related costs  170,296          -
   Pension cost (credit)-net                    (18,388)   (16,995)
   Loss on net assets held for sale              135,100          -
   Stock award amortization                            -      2,320
   Deferred income taxes-net                    (39,198)     23,828
   Changes in current assets and current
   liabilities
     Accounts receivable-net                    (47,708)   (36,150)
     Receivables from affiliated companies
     consolidated                                (7,231)          -
     Inventories                                  75,483    104,670
     Unrecovered gas costs                       (6,776)     10,771
     Accounts payable                           (54,574)  (136,099)
     Payables to affiliated companies
     consolidated                                  5,258          -
     Estimated rate contingencies and refunds    (5,127)   (24,370)
     Amounts payable to customers                (3,955)    (4,665)
     Taxes accrued                               (7,519)      7,288
     Temporary replacement reserve-gas inventory  89,859    108,080
     Other-net                                    78,882     51,881
     Net assets held for sale                     24,036          -
   Changes in other assets and other liabilities(70,189)     10,673
   Other-net                                       (213)      1,932
     Net cash provided by operating activities   380,870    329,471

Cash Flows Provided by (or Used in) Investing Activities
Plant construction and other property additions
 Acquisition of exploration and production
 assets                                        (106,270)   (62,279)
 Other                                         (107,225)  (107,366)
Proceeds from dispositions of property, plant
and equipment-net                                  7,754    (1,334)
Cost of other investments                        (1,755)    (3,761)
     Net cash used in investing activities     (207,496)  (174,740)

Cash Flows Provided by (or Used in) Financing Activities
Repayments of long-term debt                           -    (4,000)
Commercial paper-net                           (134,791)  (169,084)
Dividends paid                                  (92,830)   (46,267)
Purchase of treasury stock                          (34)   (11,121)
Sale of treasury stock                                 -      3,474
     Net cash used in financing activities (227,655) (226,998) Net decrease in cash and
     temporary cash investments                 (54,281)   (72,267)

Cash and Temporary Cash Investments at January 1  93,891    138,112
Cash and Temporary Cash Investments at March 31  $39,610    $65,845

Supplemental Cash Flow Information
Non-cash financing activities
 Issuance of common stock under benefit plans        $29        $88

__________

  The Notes to Consolidated Financial Statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS (Continued)

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

ITEM 1.  FINANCIAL STATEMENTS  (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(5) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $37.6 million and $38.7 million at March 31, 2000, and December 31, 1999, respectively, including interest. These amounts are reported in the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $2.2 million and $6.2 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.
ITEM 1.   FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) At March 31, 2000, the Company's net assets held for sale include the net assets of VNG of $342.0 million. CNG is required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. See Note 10 for additional information on the sale of VNG.

At March 31, 2000, the Company's net assets held for sale also include the net assets of CNG International of $222.3 million. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. Consistent with its strategy to focus on its core business, in the first quarter of 2000, management committed to a plan of disposal for CNG International. The total loss related to CNG International, discussed below, for the three months ended March 31, 2000 was $135.1 million ($87.8 million after tax).

In the three months ended March 31, 2000, the Company recognized a pretax loss of $35.1 million ($22.8 million after taxes) to write down the carrying amount of CNG International's Australian investments to estimated fair value less cost to sell. The Company's estimate is based principally on a discounted cash flow analysis. In addition, the Company believes it is probable that, as part of a sale, it will be required to make a $100 million equity contribution pursuant to the Equity Contribution Agreement discussed in Note 14 to the consolidated financial statements included in the January 27, 2000 Form 8-K filed by CNG. Accordingly, the Company has recognized a $100 million ($65 million after taxes) charge in the three months ended March 31, 2000. As a result, the Company has reduced the March 31, 2000 carrying value of CNG International's Australian investments and recognized charges of $135.1 million ($87.8 million after-tax) in the first quarter of 2000.

 (7) The Financial Accounting Standards Board has issued an Exposure Draft proposing amendments to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. If adopted, the proposed new accounting standard will become effective with the implementation of SFAS No. 133. The Exposure Draft addresses various implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption. To the extent that any of the contracts are subject to fair value accounting, implementing appropriate hedging strategies could possibly mitigate the potential impact on earnings volatility.

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

ITEM 1.   FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following chart describes the contracts from the original
January 28, 2000 portfolio that have not yet matured, for which offsetting contracts have been entered, at March 31, 2000:

Original Portfolio
                             Related Commodity
                                                       Contract
Type of Instrument     Item        Quantity            Maturity

Options ("collars")    Natural Gas 90 Bcf, on a net
                                   basis               2003

                       Oil         3,850,000 barrels   2000

Swaps                  Natural Gas 108 Bcf             2003


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

(9) The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's business segments, reference is made to Note 19 to the consolidated financial statements included in the January 27, 2000 Form 8-K. Corporate and Eliminations includes the effects of the restructuring and other related costs and the impairment of CNG International's Australian investments for the first quarter 2000 as the individual segments were not held accountable for the charges. Note that 1999 segment information has been restated to reflect the inclusion of Dominion Field Services, Inc., formerly CNG Field Services Company, in the Transmission segment (previously included in Other).

ITEM 1.   FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                         Exploration
                                                             and            Corporate and
                               Distribution Transmission  Production   Other Eliminations   Total
 (In Thousands)
Three Months ended March 31, 2000
Nonaffiliated operating revenues   $727,746    $169,537     $203,846 $55,077      $---- $1,156,206
Affiliated operating revenues         1,278      61,027       20,998  10,065   (79,983)     13,385
Operating income before income
taxes                               161,164      81,097       52,832   3,144  (182,447)    115,790
Net income (loss)                    95,387      47,754       31,312   2,105  (211,835)   (35,277)
Gas Sales (In Bcf)                    102.2        23.0         44.4    16.5     (14.8)      171.3
Gas Transportation (In Bcf)            73.6       240.0           .2       -     (51.7)      262.1
Three Months ended March 31, 1999
Nonaffiliated operating revenues   $708,812    $141,672     $130,241 $49,088          - $1,029,813
Affiliated operating revenues         1,822      51,099       11,054      48   (64,023)          -
Operating income before income
taxes                               156,626      72,070       18,010   (525)    (2,874)    243,307
Net income                           90,556      42,573       10,834     264    (5,240)    138,987
Gas Sales (In Bcf)                    107.4        14.4         39.3    13.6     (10.3)      164.4
Gas Transportation (In Bcf)            65.6       252.7           .1       -     (60.3)      258.1

On May 8, 2000, Dominion and CNG reached an agreement with AGL Resources Inc
(AGL) regarding the sale of VNG. AGL will pay from $500 million to $550 million in cash depending upon the final structure of the sale. The parties expect the sale to close by December 31, 2000.

(10) Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, the Company's management determined that an impairment loss on certain equity investments in Australia held by CNG International and an accrual for a probable equity contribution to such investments should have been recognized during the quarterly period ended
     March 31, 2000.  These items are more fully described in Note 6.  As a result, the financial statements for the quarterly period ended March 31, 2000 have been restated to properly recognize these amounts.  A summary of the significant effects of the restatement is as follows (amounts in thousands):

                              As Previously         As
                                Reported         Restated
        As of March 31, 2000
        Net assets held for sale $593,788        $564,288
        Total assets            6,541,208       6,511,708
        Other current
        liabilities               120,368         220,368
        Deferred income taxes     804,275         758,975
        Retained earnings        (50,717)       (134,917)

        For the three months ended March 31, 2000
        Loss on net assets held
        for sale                  $......        $135,100
        Income tax expenses
        (benefit)                  31,533        (15,767)
        Net income (loss)          52,523        (35,277)

ITEM 2.MANAGEMENT'S     DISCUSSION    AND     ANALYSIS     OF     RESULTS     OF
       OPERATIONS

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

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, the Company's management determined that an impairment loss on certain equity investments in Australia held by CNG International and an accrual for a probable equity contribution to such investments should have been recognized during the quarterly period ended March 31, 2000. These items are more fully described in Note 6 to the consolidated financial statements.

RESULTS OF OPERATIONS

A major portion of the gas sold or transported by the Company's distribution and transmission operations is ultimately used for space heating. As a result, earnings are affected by changes in the weather. Because most of the operating subsidiaries are subject to price regulation by federal or state commissions, earnings can be affected by regulatory delays when price increases are sought through general rate filings to recover cer tain higher costs of operation.

Three Months Ended March 31, 2000 and 1999

System Results

The Company's net loss for the first three months of 2000 was $35.3 million, compared with net income of $139.0 million in the first three months of 1999. The net loss reflects primarily the effects of restructuring and merger-related costs associated with CNG's acquisition by Dominion and an impairment loss on a foreign investment held for sale. Merger-related costs associated with CNG's acquisition by Dominion and the impairment loss reduced net income by $117.9 million and $87.8 million, respectively. See Notes 3 and 6 to the consolidated financial statements. In addition, operations were affected by comparatively milder weather. Weather in the first quarter of 2000 was 7 percent warmer than 1999 and 12 percent warmer than normal resulting in lower distribution sales and transmission transport volumes. Higher oil and gas wellhead prices, increased gas production and higher by-product prices were positive factors in the 2000 quarter.

Operating Revenues

Regulated gas sales revenues increased $13.7 million, to $640.4 million, in the first three months of 2000 compared to the prior year period due to higher sales prices. Average sales rates for all three customer groups increased compared to the 1999 quarter reflecting higher purchased gas prices in first quarter of 2000.
Sales volumes decreased 4.9 billion cubic feet (Bcf) to 102.2 Bcf due to milder weather. Sales volumes decreased for the Company's residential and commercial customers, while sales volumes
increased for industrial customers.  Nonregulated gas sales
revenues increased $58.7 million, to $198.5 million, with sales volumes increasing 11.8 Bcf to 69.1 Bcf, due in large part to increased gas sales in 2000 by Dominion Field Services, Inc., formerly CNG Field Services Company.
ITEM 2.MANAGEMENT'S     DISCUSSION    AND     ANALYSIS     OF     RESULTS     OF
       OPERATIONS (Continued)

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

Other operating revenues increased $70.0 million in the first three months of 2000, to $149.1 million. Revenues from the sale of oil and condensate production increased $12.4 million due to higher prices. Brokered oil sales increased $36.9 million reflecting relatively flat volumes but a sharp rise in oil prices. Revenues from the sale of products extracted from natural gas increased $17.2 million in the first quarter of 2000 as a result of higher by-product sales prices.


Operating Expenses

Operating expenses, excluding income taxes, increased $267.3 million in the first three months of 2000, to $1.05 billion. Purchased gas increased $46.5 million, to $462.0 million. This increase reflects an approximate 10 percent increase in average gas prices during the first quarter 2000 as compared to the 1999 quarter on relatively flat volumes of gas purchased and withdrawn from storage. Liquids, capacity and other products purchased increased $36.5 million, to $94.5 million, due chiefly to increased prices for oil purchased to satisfy brokered oil sales. Restructuring and other merger-related costs totaling $172.8 million were incurred in connection with CNG's acquisition by Dominion in the first quarter of 2000 (see Note 3 to the consolidated financial statements). Combined operation and maintenance expense in the first quarter of 1999 was $171.6 million, an increase of $12.0 million compared to the prior year quarter. This increase reflects primarily an increased accrual for uncollectible customer accounts as a result of conforming CNG's credit policy to that of Dominion. Depreciation and amortization increased $10.8 million, to $98.1 million, due chiefly to the acquisition of additional producing properties in late 1999 and early 2000. Taxes, other than income taxes, decreased $11.3 million, to $54.8 million, reflecting lower Ohio excise taxes and the discontinuance of Pennsylvania gross receipts tax as of January 1, 2000. This decrease in gross receipts taxes was accompanied by a decrease in revenues as customer collections for this tax ceased for gas services provided on or after January 1, 2000.

Income taxes decreased $91.4 million in the first quarter of 2000 reflecting lower pretax income as compared to the first quarter of 1999.

Other Income (Deductions)

For the first quarter of 2000, the Company reported other deductions of $129.6 million as compared to other income of $.5 million for 1999. Other deductions for the first quarter of 2000 reflect primarily the $135.1 million pretax loss recorded to adjust the carrying amount of CNG International's Australian assets and the accrual for a probable equity contribution associated with these investments. See Note 6 to the Consolidated Financial Statements and the Divestitures section below for more information.

Interest Charges

Total interest charges increased in the first quarter of 2000, as compared to the prior year quarter, reflecting higher levels of long-term debt and higher interest rates on commercial paper during the comparative periods.

In connection with the discussion of results of operations, reference is also made to Note 5, 8 and 9 to the consolidated financial statements.

Business Segment Results

Distribution

Operating income before income taxes of the gas distribution operations was $161.2 million for the first three months of 2000, up $4.6 million from the same quarter in 1999. This moderate increase reflects higher gas transport volumes and higher average sales rates in first quarter 2000 compared to the 1999 quarter. These
ITEM 2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   RESULTS   OF
       OPERATIONS (Continued)

factors helped offset the effect of lower gas sales due to comparatively milder weather in the 2000 quarter. Total distribution throughput in the first quarter of 2000 increased
2.8 Bcf, to 175.8 Bcf, reflecting lower residential and commercial gas sales volumes due to comparatively milder weather offset by increased transport volumes, primarily to industrial and off-system customers. Average sales rates were higher for all customer classes, reflecting higher purchased gas costs.

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

Gas transportation revenues decreased approximately $9.8 million for the first quarter 2000 reflecting a decrease in transport volumes of 12.7 Bcf, or 5 percent, due largely to milder weather in the first quarter of 2000 as compared to the prior year quarter. Revenues from the sale of natural gas by-products increased $12.8 million for the first quarter of 2000 as compared to the same quarter in 1999 reflecting sharply higher prices for all products, which more than offset a 9 percent decrease in volumes.

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

ITEM 2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   RESULTS   OF
       OPERATIONS (Continued)

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

CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. Consistent with its strategy to focus on its core business, in the first quarter of 2000, management committed to a plan of disposal for CNG International. The Company recognized a loss related to CNG International in the three months ended March 31, 2000 of $135.1 million ($87.8 million after tax). The Company believes it is probable that, as part of a sale of its Australian investments, it will be required to make a $100 million equity contribution pursuant to the Equity Contribution Agreement discussed in Note 14 to the consolidated financial statements included in the January 27, 2000 Form 8-K filed by CNG. See Note 7 to the consolidated financial statements.

PART II-OTHER INFORMATION

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

(a) Exhibits:

10 Dominion Resources, Inc. Incentive Compensation Plan, as restated effective April 16, 1999 (Exhibit 10(xiv), Dominion Resources, Inc. Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8489, incorporated by reference).

27   Restated Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K;

The Company filed a Current Report on Form 8-K/A, dated April  4,
2000, relating to the change in certifying accountant for the Company.


                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONSOLIDATED NATURAL GAS COMPANY

                                           (Registrant)


                                        /s/ S. R. McGreevy

                                          S.R. McGreevy
                                          VicePresident
                                  Accounting and Financial Control

August 24, 2000