Form 10-Q
period 2000-09-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2000-11-13
CIK 23738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark One)

_X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 1-3196

CONSOLIDATED NATURAL GAS COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	54-1966737 (I.R.S. Employer Identification No.)
120 Tredegar Street Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)
(804) 819-2000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of October 31, 2000, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Consolidated Natural Gas Company

TABLE OF CONTENTS
		Page
		Number
Item 1.	PART I. Financial Information
	Financial Statements
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999	3

	Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Results of Operations	13-18

	PART II. Other Information

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999
	(Thousands of Dollars)
Operating Revenues
Regulated gas sales	$181,132	$121,342	$1,038,593	$ 943,463
Nonregulated gas sales	297,364	115,187	743,814	373,251
Total gas sales	478,496	236,529	1,782,407	1,316,714
Gas transportation and storage	107,711	107,942	399,629	412,422
Other	143,041	132,473	437,787	320,122
Total operating revenues	729,248	476,944	2,619,823	2,049,258

Operating Expenses
Purchased gas	245,573	71,079	953,358	604,902
Liquids, capacity and other
products purchased	80,097	73,935	246,935	193,454
Restructuring and other merger-related costs	20,914	7,672	226,202	173,010
Operation expense	103,028	128,309	342,750	398,597
Maintenance	26,663	28,380	69,560	76,846
Depreciation and amortization	108,178	95,854	318,197	277,750
Taxes, other than income taxes	37,050	34,388	134,776	143,692
Subtotal	621,503	439,617	2,291,778	1,868,251
Operating income before income taxes	107,745	37,327	328,045	181,007
Income taxes	31,760	1,561	42,364	33,248
Operating income	75,985	35,766	285,681	147,759

Other Income (Deductions)
Interest revenues	3,081	481	5,615	1,716
Loss on net assets held for sale	-	-	(152,340)	-
Other-net	10,894	5,418	25,181	8,995
Total other income (deductions)	13,975	5,899	(121,544)	10,711
Income before interest charges	89,960	41,665	164,137	158,470

Interest Charges
Interest on long-term debt	30,875	24,714	92,111	76,899
Other interest expense	12,849	9,327	32,922	20,563
Allowance for funds used during construction	(3,026)	(3,196)	(8,579)	(8,775)
Total interest charges	40,698	30,845	116,454	88,687
Income before cumulative effect of change in accounting principle	49,262	10,820	47,683	69,783
Cumulative effect of change in accounting principle (net of income taxes of $11,425)	-	-	30,809	-
Net Income	$ 49,262	$ 10,820	$ 78,492	$ 69,783

________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

The Company had no material other comprehensive income reportable in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, during the periods.

CONSOLIDATED NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2000	At December 31, 1999
	(Unaudited)
	(Thousands of Dollars)
ASSETS
Property, Plant and Equipment
Gas utility and other plant	$ 4,626,922	$ 4,648,120
Accumulated depreciation and amortization	(2,025,307)	(1,959,475)
Net gas utility and other plant	2,601,615	2,688,645
Exploration and production properties	4,782,543	4,392,319
Accumulated depreciation and amortization	(3,005,654)	(2,853,703)
Net exploration and production properties	1,776,889	1,538,616
Net property, plant and equipment	4,378,504	4,227,261
Current Assets
Cash and temporary cash investments	28,616	93,891
Accounts receivable, less allowance for doubtful accounts	437,124	526,902
Receivables from affiliated companies	50,913	-
Gas stored - current portion	191,555	86,312
Materials and supplies	21,435	20,336
Unrecovered gas costs	128,600	38,074
Deferred income taxes - current (net)	-	674
Broker margin deposits	255,338	22,417
Prepayments	109,962	122,953
Other current assets	206,849	154,544
Net assets held for sale	570,869	371,508
Total current assets	2,001,261	1,437,611
Regulatory and Other Assets
Other investments	81,521	353,795
Deferred charges and other assets	706,732	516,552
Total regulatory and other assets	788,253	870,347
Total assets	$ 7,168,018	$ 6,535,219
STOCKHOLDER'S EQUITY AND LIABILITIES
Capitalization
Common stockholder's equity
Common stock, no par value	$ 2,426,520	$ 263,858
Capital in excess of par value	40,280	567,382
Retained earnings (deficit)	(55,743)	1,545,664
Treasury stock, at cost	-	(594)
Total common stockholder's equity	2,411,057	2,376,310
Long-term debt	1,743,615	1,763,678
Total capitalization	4,154,672	4,139,988
Current Liabilities
Current maturities on long-term debt	21,375	-
Commercial paper	963,315	685,731
Accounts payable	487,852	334,956
Estimated rate contingencies and refunds	34,110	44,914
Amounts payable to customers	-	3,955
Payables to affiliated companies	44,675	-
Taxes accrued	118,254	134,257
Deferred income taxes - current (net)	20,550	-
Other current liabilities	249,157	149,413
Total current liabilities	1,939,288	1,353,226
Deferred Credits
Deferred income taxes	762,520	808,031
Accumulated deferred investment tax credits	18,064	19,524
Deferred credits and other liabilities	293,474	214,450
Total deferred credits	1,074,058	1,042,005
Commitments and Contingencies
Total stockholder's equity and liabilities	$ 7,168,018	$ 6,535,219

________________

The Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended September 30,
	2000	1999
Cash Flows Provided by (Used in) Operating Activities	(Thousands of Dollars)
Net income	$ 78,492	$ 69,783
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Cumulative effect of change in accounting principle Depreciation and amortization	(30,809) 318,197	- 277,750
Restructuring and other merger-related costs	140,302	1,320
Pension cost (credit)-net	(110,292)	(50,985)
Loss on net assets held for sale	152,340	-
Stock award amortization	-	6,607
Deferred income taxes-net	(39,879)	47,746
Changes in current assets and current liabilities
Accounts receivable-net	131,126	214,287
Receivables from affiliated companies	(4,591)	-
Inventories	(106,342)	(15,965)
Unrecovered gas costs	(90,526)	(2,937)
Accounts payable	71,553	(77,410)
Payables to affiliated companies	(21,376)	-
Estimated rate contingencies and refunds	(10,804)	(30,250)
Amounts payable to customers	(3,955)	(29,797)
Taxes accrued	(17,821)	(82,218)
Broker margin deposits	(232,921)	(45,110)
Prepayments	14,995	43,656
Other current assets	(52,305)	(17,598)
Other-net	66,005	(13,991)
Net assets held for sale	13,087	-
Changes in other assets and other liabilities	45,849	12,985
Other-net	(320)	1,232
Net cash provided by operating activities	310,005	309,105

Cash Flows Provided by (Used in) Investing Activities
Plant construction and other property additions
Acquisition of exploration and production assets	(216,297)	(123,276)
Other	(340,296)	(339,107)
Proceeds from dispositions of property, plant and equipment-net	8,214	(5,365)
Cost of other investments	(9,617)	(40,686)
Net cash used in investing activities	(557,996)	(508,434)

Cash Flows Provided by (Used in) Financing Activities
Issuance of common stock	-	196
Issuance of long-term debt Repayments of long-term debt	- -	396,680 (104,000)
Commercial paper-net	275,580	898
Dividends paid	(92,830)	(139,081)
Purchase of treasury stock	(34)	(12,292)
Sale of treasury stock	-	32,520
Net cash provided by financing activities	182,716	174,921
Net decrease in cash and
temporary cash investments	(65,275)	(24,408)

Cash and Temporary Cash Investments at January 1	93,891	138,112
Cash and Temporary Cash Investments at September 30	$28,616	$113,704

Supplemental Cash Flow Information
Non-cash financing activities
Issuance of common stock under benefit plans	$ 29	$ 171

_________________

  The Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) With the exception of the Condensed Consolidated Balance Sheet at December 31, 1999, which is derived from the Consolidated Balance Sheet at that date which was included in Exhibit I to Consolidated Natural Gas Company's (CNG or the Company) Form 8-K filed with the Securities and Exchange Commission on January 27, 2000 (January 27, 2000 Form 8-K), the consolidated financial statements are unaudited. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

The income statement for the nine months ended September 30, 2000 includes the effect of a retroactive restatement. See Note 7 to the consolidated financial statements. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

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

(2) In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 addresses a limited number of SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives.

Management has determined that certain contracts will be subject to fair value accounting under SFAS No. 133. A substantial portion of these contracts is used by CNG in its production and delivery of energy to its customers and involves various hedging strategies. The Company is currently documenting these hedging strategies and assessing effectiveness thereof in anticipation of implementation of the standard. The Company expects any ineffectiveness related to its hedging strategies to primarily result from the time value component of certain options as well as from basis risks that may not be hedged. In addition to these commodity contracts, CNG uses interest rate swaps to manage its cost of capital.

CNG will report a cumulative effect of a change in accounting principle in the first quarter of 2001. The effect of implementation will be to adjust stockholder's equity through other comprehensive income for effective cash flow hedging strategies and the remaining impact will affect earnings. CNG has not estimated the impact that will result from the adoption of SFAS No. 133, but believes it could be material, depending primarily on (1) market prices at January 1, 2001; (2) changes in the population of affected contracts between the date of this report and January 1, 2001; and (3) resolution of certain industry issues which may involve further interpretation by the Derivatives Implementation Group, a group sponsored by the FASB.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and extinguishments of liabilities. With certain exceptions, the standard will be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31,

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2001. The Company does not expect the adoption of this new standard to have a material impact on its financial condition or results of operations.

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

For the three- and nine-month periods ended September 30, 2000, CNG recognized $20.9 million and $226.2 million, respectively, of restructuring and other merger-related costs that included:

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
	(Millions of Dollars)
Severance	$ .1	$ 28.2
Commodity contract loss	-	55.1
Settlement of certain employment contracts	1.2	34.6
Seismic licensing agreements	-	25.7
Information technology related costs	8.9	22.2
Transaction fees	-	9.7
Lease termination and restructuring	7.5	8.0
Other costs	3.2	6.5
ERP	-	36.2
Total	$20.9	$226.2

Restructuring Liability Recognized at September 30, 2000

Dominion and its subsidiaries established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. Under the restructuring plan, approximately 400 employee positions at CNG and its subsidiaries have been identified for elimination. In the first quarter of 2000, the Company recorded an estimated expense of $43.7 million associated with the planned involuntary terminations. In the second quarter of 2000, the estimated expense and related liability were reduced by $15.6 million. This revision resulted primarily from 1) reduced severance benefits for employees also receiving benefits under the ERP and 2) terminated employees having less years of service and lower monthly base pay than originally estimated. At September 30, 2000, a total of 347 positions had been eliminated, and $13.5 million of severance benefits had been paid.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the severance liability for the third quarter and nine months ended September 30, 2000 follows:

Three Months Ended      Nine Months Ended

 September 30, 2000       September 30, 2000

  (Millions of Dollars)
Beginning balance	$ 20.5	$ -
Amounts accrued	-	43.7
Increase (decrease) in estimates	.1	(15.5)
Amounts paid	(5.9)	(13.5)
Ending balance	$ 14.7	$ 14.7

Other Restructuring and Merger-Related Costs

During the first quarter of 2000, Dominion implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach with the objective of maximizing the value of Dominion's diversified energy portfolio and market opportunities. As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required such contracts to be carried at fair value in the balance sheet with unrealized gains and losses included in the determination of net income. In addition, the Company entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55.1 million for the first quarter of 2000 and nine months ended September 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to be realized as these derivative contracts mature through 2003. See Note 10 for further discussion.

The change of control required settlement of certain employment contracts and payments under seismic licensing agreements used in the Company's oil and gas operations. The information technology related costs include accelerated depreciation of information technology systems that are expected to be abandoned on January 1, 2001 and related conversion costs. The lease termination and restructuring costs are being incurred as operations are streamlined and work locations are consolidated.

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

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1999 Restructuring and Other Merger-Related Costs

Shareholder approval of the merger with Dominion constituted a change of control as defined in the Company's then effective stock incentive plans. The change of control triggered acceleration of the vesting of stock options and certain other stock awards. Also, the change of control effectively granted limited stock appreciation rights to holders of vested stock options and certain other stock awards. Holders were permitted to elect to receive a cash payment in exchange for surrendering vested stock options and awards during the period July 1, 1999 through August 29, 1999. The amount to be paid to the holders was based on the value determined per the associated plans, which considered the option exercise price, award value, and the change of control price as defined in the plans. Based on the value of the vested options and awards expected to be surrendered and cashed out, the Company recognized a charge of $153.5 million during the second quarter of 1999. In addition, the Company recorded charges for other merger costs, including direct incremental costs (including fees of financial advisors, legal counsel and other costs). These charges totaled $7.7 million for the three months ended September 30, 1999 and $19.5 million for the nine months ended September 30, 1999. See Note (2) to the Consolidated Financial Statements included in the January 27, 2000 Form 8-K for additional information.

(5) During the quarter ended September 30, 2000, Dominion and its subsidiaries, including CNG, adopted a company-wide method of calculating the market related value of plan assets used to determine the expected return on plan assets, a component of net periodic pension cost. Under its new method, the market related value of plan assets would reflect the difference between actual investment returns and expected investment returns evenly over a four-year period. Prior to Dominion's acquisition of CNG, each company used different methods to determine the "calculated value" of market related value of plan assets. The former CNG method calculates the market related value of plan assets as the average of market values at the end of each of the preceding four years, with appropriate adjustments for receipts, disbursements, and investment income during the period. Dominion believes that the new method is preferable to continuing to use either or both of the former methods as the new method enhances the predictability of expected return on plan assets, provides consistent treatment of all investment gains and losses, and results in calculated market related plan asset values that are closer to market value as compared to values calculated under the previous methods.

The $30.8 million cumulative effect of the change on prior years (net of taxes of $11.4 million) is included in income of the nine months ended September 30, 2000. The effect of the change on the quarter ended September 30, 2000 was to increase net income $13.2 million; the effect of the change on the nine-months ended September 30, 2000 was to increase income before cumulative effect of a change in accounting principle $39.5 million and net income $70.3 million.

Had CNG retroactively applied the new method, on a pro forma basis, net income for the three months and nine months ended September 30, 1999 would have been $13.8 million and $78.5 million, respectively.

The effect of this change on the quarters ended March 31, 2000 and June 30, 2000 is as follows:
	Quarter Ended
	March 31, 2000	June 30, 2000
	(Millions of Dollars)
Net income (loss) - as reported	$(35.3)	$ 7.4
Effect of change to new method	13.2	13.1
Income (loss) before cumulative effect of change in accounting principle	(22.1)	20.5
Cumulative effect of change in accounting principle	30.8	-
Net income - as restated	$ 8.7	$20.5

(6) Certain increases in prices by the Company and other rate-making issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters were $33.1 million and $38.7 million at September 30, 2000, and December 31, 1999, respectively, including interest. These amounts are reported in

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the Condensed Consolidated Balance Sheet under "Estimated rate contingencies and refunds" together with $1.0 million and $6.2 million, respectively, which are primarily refunds received from suppliers and refundable to customers under regulatory procedures.

(7) At September 30, 2000, the Company's net assets held for sale include the net assets of VNG of $353.8 million. On October 6, 2000, the Company completed the sale of VNG to AGL Resources Inc. Cash proceeds from the sale amounted to $533 million. The gain on the sale of VNG will be reflected in fourth quarter results. CNG was required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission (Virginia Commission) and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion.

At September 30, 2000, the Company's net assets held for sale also include the net assets of CNG International of $217.1 million. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. Consistent with its strategy to focus on its core business, in the first quarter of 2000, management committed to a plan of disposal for CNG International. The total loss related to CNG International, discussed below, for the nine months ended September 30, 2000 was $152.3 million ($98.9 million after tax). In the nine months ended September 30, 2000, the Company recognized a pretax loss of $35.1 million ($22.8 million after taxes) to write down the carrying amount of CNG International's Australian investments to estimated fair value less cost to sell. The Company's estimate is based principally on a discounted cash flow analysis. In addition, the Company believes it is probable that, as part of a sale, it will be required to make a $100 million equity contribution pursuant to the Equity Contribution Agreement discussed in Note 14 to the Consolidated Financial Statements included in the January 27, 2000 Form 8-K filed by CNG. Accordingly, the Company has recognized a $100 million ($65 million after taxes) charge in the nine months ended September 30, 2000. During the second quarter of 2000, the Company became aware of certain information that existed in the first quarter of 2000. However, the evaluation of such data was not completed until sometime thereafter. Management, therefore, has determined that recognition of the impairment and accrual for the probable equity contribution would most appropriately be reflected in the first quarter of 2000. As a result, the Company has restated the March 31, 2000 carrying value of CNG International's Australian investments and retroactively recognized a loss of $135.1 million ($87.8 million after taxes) in the first quarter of 2000. On August 24, 2000, the Company filed a Form 10-Q/A for the quarterly period ended March 31, 2000 to reflect this information.

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets for $145.0 million. Based upon anticipated proceeds from the sale, the carrying amount of these investments was adjusted and an impairment loss of $17.2 million, $11.1 million after-tax, was recognized in the second quarter of 2000. On October 12, 2000, CNG International completed the sale of its Argentine assets to Sempra Energy International for $145.0 million in cash.

  In June 2000, Dominion established a $1.75 billion credit facility that supports the combined commercial paper programs of CNG,

  Virginia Electric and Power Company (a Dominion subsidiary), and Dominion. Although CNG has access to the full $1.75 billion, it will operate within a limit of $850.0 million determined by Dominion.

  The Company has a shelf registration with the Securities and Exchange Commission which would allow it to sell up to an additional $1 billion of debt securities. The amount and timing of any future sale of these securities will depend on capital requirements and financial market conditions.

  There have been no significant developments with regard to commitments and contingencies, including environmental matters,

  as disclosed in Notes (17) and (18) to the Consolidated Financial Statements included in the January 27, 2000 Form 8-K, nor have any significant new matters arisen during the nine months ended September 30, 2000.

  During the first quarter of 2000, Dominion implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk

  CONSOLIDATED NATURAL GAS COMPANY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Continued)

  management approach with the objective of maximizing the value of Dominion's diversified energy portfolio and market opportunities.

  As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. At January 28, 2000, the fair value of the derivative contracts represented a net unrealized loss of approximately $69.8 million. This net unrealized loss will be included in the determination of net income, as an adjustment to revenues, through net settlement accounting as such contracts mature through 2003. At September 30, 2000, approximately $31.9 million of the $69.8 million of net unrealized losses are included in Deferred Charges and Other Assets, pending future settlement of the related contracts.

  In addition, during the first quarter of 2000, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that were not settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55.1 million for the first quarter of 2000 and nine months ended September 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to be realized as these derivative contracts mature through 2003. Related to these contracts, a liability representing future contract settlements of approximately $56.3 million is reported in Deferred Credits and Other Liabilities at September 30, 2000.

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

  CONSOLIDATED NATURAL GAS COMPANY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Continued)

	Distribution	Transmission	Exploration and Production	Other	Corporate and Eliminations	Total

Three Months ended September 30, 2000	(Thousands of Dollars)
Nonaffiliated operating revenues	$216,737	$243,793	$241,555	$17,554	$ -	$719,639
Affiliated operating revenues	991	44,201	23,950	7,365	(66,898)	9,609
Operating income (loss) before income taxes	9,019	50,952	72,151	(3,993)	(20,384)	107,745
Income (loss) before cumulative effect
of change in accounting principle	1,963	27,430	42,625	(3,526)	(19,230)	49,262
Gas Sales (In Bcf)	17.4	46.1	48.0	4.1	(9.8)	105.8
Gas Transportation (In Bcf)	35.3	102.6	.1	-	(29.5)	108.5

Three Months ended September 30, 1999
Nonaffiliated operating revenues	$159,134	$114,072	$185,886	$17,784	$ 68	$476,944
Affiliated operating revenues	765	18,198	15,237	41	(34,241)	-
Operating income (loss) before income taxes	(23,332)	35,779	34,812	(2,078)	(7,854)	37,327
Income (loss) before cumulative effect
of change in accounting principle	(20,568)	20,269	19,687	1,314	(9,882)	10,820
Gas Sales (In Bcf)	15.2	10.6	39.8	3.9	(7.6)	61.9
Gas Transportation (In Bcf)	38.9	109.2	.1	-	(35.4)	112.8

Nine Months ended September 30, 2000
Nonaffiliated operating revenues	$ 1,209,684	$616,462	$662,570	$ 95,449	$ -	$2,584,165
Affiliated operating revenues	3,552	144,069	72,010	22,466	(206,439)	35,658
Operating income (loss) before income taxes	195,941	181,780	189,254	(2,070)	(236,860)	328,045
Income (loss) before cumulative effect
of change in accounting principle	109,911	103,212	111,691	136	(277,267)	47,683
Gas Sales (In Bcf)	149.4	107.5	137.2	26.7	(35.2)	385.6
Gas Transportation (In Bcf)	152.2	457.2	.5	-	(104.8)	505.1

Nine Months ended September 30, 1999
Nonaffiliated operating revenues	$1,113,408	$358,778	$488,144	$ 88,860	$ 68	$2,049,258
Affiliated operating revenues	4,401	79,766	38,224	89	(122,480)	-
Operating income (loss) before income taxes	136,189	146,941	84,586	(7,662)	(179,047)	181,007
Income (loss) before cumulative effect
of change in accounting principle	66,228	84,965	49,435	(3,138)	(127,707)	69,783
Gas Sales (In Bcf)	150.4	34.8	121.2	23.3	(25.8)	303.9
Gas Transportation (In Bcf)	151.4	474.7	.4	-	(136.2)	490.3

  The financial statements included in this report reflect the retroactive restatement of the Company's financial statements included in the Form 10-Q previously filed for the quarterly period ended March 31, 2000. The restatement adjusts for the recognition during the first quarter of an impairment of certain equity investments in Australia held by CNG International and the accrual for a probable equity contribution to such investments. See Note 7 to the Consolidated Financial Statements. Accordingly, on August 24, 2000, the Company filed a Form10-Q/A for the quarterly period ended March 31, 2000.

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

The financial statements included in this report reflect the retroactive restatement of the Company's financial statements included in the Form 10-Q previously filed for the quarterly period ended March 31, 2000. The restatement adjusts for the recognition during the first quarter of an impairment of certain equity investments in Australia held by CNG International and the accrual for a probable equity contribution to such investments. See Note 7 to consolidated financial statements. Accordingly, on August 24, 2000, the Company filed a Form10-Q/A for the quarterly period ended March 31, 2000.

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

System Results

CNG's net income for the third quarter of 2000 was $49.3 million, compared with $10.8 million in the third quarter of 1999. Net income in the current year quarter benefited from higher prices for gas, oil and by-products, increased gas production and lower operation expense. The lower operation expense was due in large part to higher pension credits due to the change in the method of accounting for calculating the market-related value of pension plan assets used to determine the expected return on plan assets, a component of net periodic pension cost. See Note 5 to the consolidated financial statements for a discussion of this accounting change. These positive factors were only partially offset by higher restructuring and other merger-related costs and increased depreciation and amortization expense.

For the nine months ended September 30, 2000, CNG's net income was $78.5 million, compared with $69.8 million in 1999. Net income for the nine months of 2000 includes $30.8 million for the cumulative effect of the change in accounting for calculating the market-related value of pension plan assets. Income before the cumulative effect of the accounting change was $47.7 million. Similar to the quarter, the first nine months of 2000 benefited from higher product prices, increased gas production and lower operation expense, partially offset by higher restructuring and other merger-related costs and increased depreciation and amortization expense. In addition, the current year period was adversely impacted by the impairment of foreign investments held for sale. See Note 7 to the consolidated financial statements and the Divestitures section of this Discussion and Analysis for more information.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

Operating Revenues

Regulated gas sales revenues increased $59.7 million to $181.1 million in the third quarter of 2000 compared to 1999. Average sales rates for all three customer groups increased compared to the 1999 quarter reflecting higher purchased gas prices. Overall gas sales volumes increased primarily due to higher sales to residential customers, due in part to cooler weather near the end of the quarter. For the nine months ended September 30, 2000, regulated gas sales revenues increased $95.1 million to $1.04 billion, as compared to 1999, reflecting higher average sales rates for all three customer groups offset somewhat by lower overall sales volumes. Sales volumes for residential and commercial customers were down for the first nine months of 2000, reflecting milder weather in the first quarter of 2000, while industrial sales volumes were higher.

Nonregulated gas sales revenues increased $182.3 million to $297.4 million for the third quarter of 2000 and increased $370.6 million to $743.8 million for the nine months ended September 30, 2000, as compared to 1999, due to higher prices, increased gas production and higher sales volumes by Dominion Field Services. These increased sales volumes reflect, in part, the transfer of gas marketing operations from Dominion to CNG during the second quarter of 2000.

Gas transportation and storage revenues were $107.7 million for the third quarter of 2000, little changed compared to $107.9 million for the 1999 quarter. For the first nine months of 2000, as compared to 1999, gas transportation and storage revenues decreased $12.8 million to $399.6 million. Gas transportation revenues decreased reflecting primarily changes in amounts reserved for rate contingencies as compared to 1999. The decrease in gas transportation revenues was partially offset by increased gas storage revenue for both the third quarter and first nine months of 2000, as compared to 1999.

For the third quarter of 2000, other operating revenues were $143.1 million, a $10.6 million increase over the same quarter in 1999. Other operating revenues increased $117.7 million to $437.8 million for the first nine months of 2000, as compared to 1999. Revenues from the sale of oil and condensate production increased $1.9 million and $21.8 million for the quarter and nine months ended September 30, 2000, respectively, due to higher prices partially offset by lower production, as compared to 1999. Brokered oil sales increased $9.5 million and $61.8 million for the third quarter and first nine months of 2000, respectively, as compared to the same periods in 1999, reflecting lower volumes but a sharp rise in oil prices. Revenues from the sale of products extracted from natural gas increased $1.3 million for the third quarter of 2000, and increased $30.9 million in the first nine months of 2000, as compared to the same periods in 1999. These increases reflect lower volumes more than offset by higher by-product sales prices.

Operating Expenses

Three months ended September 30, 2000 vs. 1999

Operating expenses, excluding income taxes, increased $182.0 million to $621.6 million for the third quarter of 2000 as compared to the third quarter of 1999. Purchased gas increased $174.5 million to $245.6 million for the third quarter of 2000 reflecting both increased volumes and higher prices. Liquids, capacity and other products purchased increased $6.1 million, to $80.1 million, due primarily to increased prices for oil purchased to satisfy brokered oil sales. Restructuring and other merger-related costs of $20.9 million and $7.7 million for the third quarters of 2000 and 1999, respectively, were incurred in connection with the acquisition of CNG by Dominion (see Note 4 to the consolidated financial statements and the Other Information section of this Discussion and Analysis). Combined operation and maintenance expense in the third quarter of 2000 was $129.7 million, a decrease of $26.9 million compared to the prior year quarter. This decrease reflects higher pension credits due to the change in the method of accounting for calculating the market-related value of pension plan assets and lower labor costs, offset partially by administrative and corporate support costs provided by Dominion's services company not present in the prior year. Depreciation and amortization increased $12.4 million, to $108.2 million, due chiefly to the acquisition of additional producing properties in late 1999 and early 2000. Taxes, other than income taxes, increased $2.7 million, to $37.1 million, due primarily to higher excise taxes.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

Nine months ended September 30, 2000 vs. 1999

Operating expenses, excluding income taxes, increased $423.6 million to $2.3 billion for the first nine months of 2000 as compared to 1999. Purchased gas increased $348.5 million, to $953.4 million for the nine months ended September 30, 2000, reflecting both increased volumes and higher prices. Liquids, capacity and other products purchased increased $53.4 million, to $246.9 million, due primarily to increased prices for oil purchased to satisfy brokered oil sales. Restructuring and other merger-related costs of $226.2 million and $173.0 million for the nine months ended September 30, 2000 and 1999, respectively, were incurred in connection with the acquisition of CNG by Dominion (see Note 4 to the consolidated financial statements and the Other Information section of this Discussion and Analysis). Combined operation and maintenance expense in the first nine months of 2000 was $412.3 million compared to $475.4 million in the prior year period. The decrease reflects higher pension credits due to the change in the method of accounting for calculating the market-related value of pension plan assets and reduced labor expenses, offset by increased reserves for uncollectible accounts and administrative and corporate support costs provided by Dominion's services company not present in the prior year. In addition, maintenance expense decreased reflecting workover expenses at one of the Company's deep water properties in 1999. Depreciation and amortization increased $40.5 million, to $318.2 million, due chiefly to the acquisition of additional producing properties in late 1999 and early 2000. Taxes, other than income taxes, decreased $8.9 million, to $134.8 million, reflecting primarily the discontinuance of Pennsylvania gross receipts tax as of January 1, 2000. This decrease in gross receipts taxes was accompanied by a decrease in revenues as customer collections for this tax ceased for gas services provided on or after January 1, 2000.

Other Income (Deductions)

For the third quarter of 2000, the Company reported other income of $14.0 million as compared to $5.9 million for 1999. For the first nine months of 2000, the Company reported other deductions of $121.5 million, as compared to other income of $10.7 million in 1999. Interest revenues were higher in both current year periods due to higher earnings on hedge-related brokerage accounts. Other-net increased in both current year periods due in part to higher income from equity and other investments. The first nine months of 2000 includes the $152.3 million pretax loss representing impairments of CNG International's Australian and Argentine investments and the accrual for a probable equity contribution associated with the Australian investments. See Note 7 to the consolidated financial statements and the Divestitures section of this Discussion and Analysis for more information.

Interest Charges

Total interest charges increased in the quarter and nine months ended September 30, 2000, as compared to 1999, reflecting higher levels of long-term debt, and both higher borrowings and interest rates on commercial paper during the comparative periods.

Business Segment Results

Distribution

The Company's Distribution segment reported operating income before income taxes of $9.0 million for the third quarter of 2000, compared to an operating loss before income taxes of $23.3 million in the same quarter in 1999. For the first nine months of 2000, the Company's Distribution segment reported operating income before income taxes of $195.9 million, compared to $136.2 million for the period in 1999. The higher earnings in both the third quarter and first nine months of 2000 were due in large part to higher pension credits resulting from the change in the method of accounting for calculating the market-related value of pension plan assets and lower labor costs.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

Total distribution throughput in the third quarter of 2000 decreased 1.4 Bcf, to 52.7 Bcf. Gas sales volumes increased 2.2 Bcf to 17.4 Bcf reflecting higher residential gas sales volumes. This increase was offset by a 3.6 Bcf decrease in transport volumes to 35.3 Bcf, related primarily to industrial and residential customers. Total distribution throughput for the nine month period of 2000 was 301.6 Bcf, flat compared to 301.8 Bcf in the 1999 period. Gas sales volumes decreased 1.0 Bcf to 149.4 Bcf reflecting lower residential gas sales volumes due to comparatively milder weather during the first quarter of 2000 compared to 1999. This decrease was offset by a .8 Bcf increase in transport volumes to 152.2 Bcf, related primarily to residential and off-system customers.

Transmission

Operating income before income taxes of the Transmission segment in the third quarter of 2000 was $50.9 million, compared to $35.7 million in the third quarter of 1999. For the first nine months of 2000, operating income before income taxes was $181.8 million, compared to $146.9 million in 1999. The quarter and year-to-date results reflect increased nonregulated gas sales volumes and prices, as well as higher prices for natural gas by-products. Gas transportion revenues decreased primarily as a result of changes in amounts reserved for rate contingencies as compared to the third quarter and nine months ended September 30, 1999. Lower operation expense due to higher pension credits resulting from the change in the method of accounting for calculating the market-related value of pension plan assets also contributed to the higher earnings in both current year periods.

Exploration and Production

The Exploration and Production segment reported operating income before income taxes of $72.2 million in the third quarter of 2000, compared to $34.8 million in 1999. These results reflect higher gas and oil wellhead prices and a 21 percent increase in gas production. The Company's average gas wellhead price increased $.87 to $3.13 per thousand cubic feet (Mcf) in the third quarter of 2000 over 1999. Gas production was 45.9 Bcf, up 7.9 Bcf from 1999. The Company's average oil price was $19.21 per barrel in the third quarter of 2000, compared to $15.22 in the prior year period. Oil production of 1.7 million barrels in the third quarter of 2000 was down 0.3 million barrels as compared to 1999 levels.

For the nine months ended September 30, 2000, the Exploration and Production segment reported operating income before income taxes of $189.3 million, compared to $84.6 million in 1999. These results reflect higher gas and oil wellhead prices and a 12 percent increase in gas production. The Company's average gas wellhead price increased $.72 to $2.88 per Mcf for the first nine months of 2000 over 1999. Gas production was 128.3 Bcf, up 13.7 Bcf from 1999. The Company's average oil price was $17.61 per barrel in the first nine months of 2000, compared to $11.88 in the prior year period. Oil production of 5.5 million barrels in the first nine months of 2000 was down 0.9 million barrels as compared to 1999 levels.

Other Information

2000 Restructuring and Other Merger-Related Costs

Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. Restructuring activities include workforce reductions and the consolidation of post-merger operations and information technology systems. For the three- and nine-month periods ended September 30, 2000, the Company recognized $20.9 million and $226.2 million, respectively, of restructuring and other merger-related costs as discussed below:

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

Workforce reductions

Under the restructuring plan, approximately 400 employee positions at CNG and its subsidiaries have been identified for elimination. Through September 30, 2000, the Company has recorded $28.2 million in employee severance related costs, a reduction from amounts originally estimated in the first quarter of 2000. The revision reflects the effects of coordination of benefits under the severance and early retirement programs and lower than expected employee credited service and salaries. At September 30, 2000, a total of 347 positions had been eliminated, and $13.5 million of severance benefits had been paid.

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

Other Restructuring and Merger-Related Costs

In connection with the implementation of Dominion's new enterprise-wide price risk management strategy, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes and entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55.1 million for the nine months ended September 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to be realized as these derivative contracts mature through 2003. See Note 10 to the consolidated financial statements for further discussion.

Other merger related costs charged during the nine months ended September 30, 2000 totaled $106.7 million and included settlement of certain employment contracts and payments under seismic licensing agreements due to change of control, merger-related transaction costs and fees, lease termination and restructuring costs and accelerated depreciation of information technology systems that will be abandoned on January 1, 2001 and related conversion costs.

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

1999 Restructuring and other merger-related costs

During the second quarter of 1999, the Company recorded a charge of $153.5 million for compensation expenses associated with the cash settlements of vested stock options and other stock awards pursuant to change of control provisions in the Company's then effective stock incentive plans in connection with the approval by shareholders of the merger with Dominion. In addition, the Company recorded charges for other merger costs, including direct incremental costs (including fees of financial advisors, legal counsel and other costs). These charges totaled $19.5 million for the nine months ended September 30, 1999.

See Note 4 to the consolidated financial statements for further discussion of 2000 and 1999 restructuring and other merger-related costs.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS

(Continued)

Divestitures

On October 6, 2000, the Company completed the sale of VNG to AGL Resources Inc. Cash proceeds from the sale amounted to $533 million. The gain on the sale of VNG will be reflected in fourth quarter results. CNG was required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion.

CNG International engages in energy-related activities outside of the United States and at September 30, 2000, held equity investments in Australia and Argentina. Consistent with its strategy to focus on its core business, in the first quarter of 2000, management committed to a plan of disposal for CNG International. The Company recognized losses related to CNG International for the nine months ended September 30, 2000 of $152.3 million ($98.9 million after tax). The Company believes it is probable that, as part of a sale of its Australian investments, it will be required to make a $100 million equity contribution pursuant to the Equity Contribution Agreement discussed in Note 14 to the Consolidated Financial Statements included in the January 27, 2000 Form 8-K filed by CNG. See Note 7 to the Consolidated Financial Statements.

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets. On October 12, 2000, CNG International completed the sale of its Argentine assets to Sempra Energy International for $145.0 million in cash.

Competition-Customer Choice

Retail natural gas competition is now common place across several of the states where the Company maintains distribution operations. In Ohio, a natural gas customer choice program is being offered throughout the service territory of East Ohio Gas. Pennsylvania natural gas utility customers are now entering the second year in which they have the opportunity to choose their supplier.

Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 addresses a limited number of SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives.

Management has determined that certain contracts will be subject to fair value accounting under SFAS No. 133. A substantial portion of these contracts is used by CNG in its production and delivery of energy to its customers and involves various hedging strategies. The Company is currently documenting these hedging strategies and assessing effectiveness thereof in anticipation of implementation of the standard. The Company expects any ineffectiveness related to its hedging strategies to primarily result from the time value component of certain options as well as from basis risks that may not be hedged. In addition to these commodity contracts, CNG uses interest rate swaps to manage its cost of capital.

CNG will report a cumulative effect of a change in accounting principle in the first quarter of 2001. The effect of implementation will be to adjust stockholder's equity through other comprehensive income for effective cash flow hedging strategies and the remaining impact will affect earnings. CNG has not estimated the impact that will result from the adoption of SFAS No. 133, but believes it could be material, depending primarily on (1) market prices at January 1, 2001; (2) changes in the population of affected contracts between the date of this report and January 1, 2001; and (3) resolution of certain industry issues which may involve further interpretation by the Derivatives Implementation Group, a group sponsored by the FASB.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As previously reported, Dominion and CNG reached an agreement with AGL Resources, Inc. regarding the sale of VNG. On October 6, 2000, the Company completed the sale. See Note (7) to the Consolidated Financial Statements for more detail.

During the second quarter of 2000, CNG reached an agreement to sell its Argentine natural gas and electricity assets to Sempra Energy International for $145 million, and on October 12, 2000 the Company completed the sale. See Note (7) to the Consolidated Financial Statements for more detail.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

18	Letter re change in accounting principles (filed herewith).
27	Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant
November 13, 2000	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)