Form 10-Q
period 2001-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2001-05-08
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark One)

_X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 30, 2001, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Consolidated Natural Gas Company

TABLE OF CONTENTS

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(Millions)
Operating Revenue and Income	$1,735	$1,169

Expenses
Purchased gas	1,059	462
Liquids, capacity and other products purchased	65	94
Restructuring and other merger-related costs	-	173
Operations and maintenance	142	153
Depreciation and amortization	96	98
Other taxes	58	55
Total	1,420	1,035

Income from operations	315	134

Other income (loss)
Loss on net assets held for sale	-	(135)
Other	18	5
Total	18	(130)
Income before interest and income taxes	333	4
Interest and related charges	61	37
Income (loss) before income taxes	272	(33)
Income tax expense (benefit)	93	(11)
Income (loss) before cumulative effect of changes in accounting principle	179	(22)
Cumulative effect of changes in accounting principle (net of income taxes)	(14)	31

Net Income	$ 165	$ 9

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
	At March 31, 2001	At December 31 2000
ASSETS	(Unaudited) (Millions)
Current Assets
Cash and cash equivalents	$ 267	$ 58
Accounts receivable:
Customers, net	936	712
Other	226	276
Receivables from affiliated companies	45	18
Inventories	28	96
Commodity contract assets - current	350	-
Unrecovered gas costs	190	264
Broker margin deposits	51	284
Prepayments	96	154
Other	83	140
Net assets held for sale	59	57
Total current assets	2,331	2,059
Investments	198	196
Property, Plant and Equipment
Property, plant and equipment	9,402	9,336
Less accumulated depreciation and amortization	4,935	4,968
Property, plant and equipment, net	4,467	4,368
Deferred Charges and Other Assets
Regulatory assets, net	180	176
Prepaid pension cost	446	434
Commodity contract assets-noncurrent	149	-
Other	22	26
Total deferred charges and other assets	797	636
Total assets	$7,793	$7,259

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Short-term debt	$ 985	$ 1,215
Accounts payable, trade	751	688
Payable to affiliated companies	83	33
Estimated rate contingencies and refunds	44	41
Accrued interest	48	26
Accrued payroll	27	52
Accrued taxes	206	178
Deferred income taxes - current	75	87
Commodity contract liabilities - current	362	27
Temporary replacement reserve - gas inventory	166	-
Other	191	209
Total current liabilities	2,938	2,556
Long-Term Debt	1,670	1,721
Deferred Credits and Other Liabilities
Deferred income taxes	783	788
Deferred investment tax credits	17	18
Commodity contract liabilities - noncurrent	158	14
Other	124	196
Total deferred credits and other liablities	1,082	1,016
Commitments and Contingencies (see Note 9)

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
	At March 31, 2001	At December 31, 2000
LIABILITIES AND STOCKHOLDER'S EQUITY - Continued	(Unaudited) (Millions)
COMMON STOCKHOLDER'S EQUITY
Common stock, no par value	$1,816	$1,816
Other paid-in capital	40	40
Retained earnings	276	111
Accumulated other comprehensive income	(29)	(1)
Total common stockholder's equity	2,103	1,966
Total liabilities and stockholder's equity	$7,793	$7,259

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2001	2000
	(Millions)
Cash Flows Provided by Operating Activities	$ 726	$ 381

Cash Flows Provided by (Used in) Investing Activities
Plant construction and other property additions	(204)	(213)
Proceeds from dispositions of property, plant and equipment, net	3	8
Cost of other investments	(2)	(2)
Net cash used in investing activities	(203)	(207)

Cash Flows Provided by (Used in) Financing Activities
Repayments of long-term debt	(84)	-
Commercial paper, net	(230)	(135)
Dividends paid	-	(93)
Net cash used in financing activities	(314)	(228)
Increase (decrease) in cash and cash equivalents	209	(54)

Cash and cash equivalents at beginning of period	58	94
Cash and cash equivalents at end of period	$ 267	$ 40

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2001	2000
	(Millions)

Net income	$165	$ 9
Other comprehensive income (loss), net of tax:
Adjustment for foreign currency translation	-	(1)
Amount reclassified from AOCI to net income	-	3
Unrealized derivative losses - hedging activities	(84)	-
Losses reclassified from AOCI to net income	56	-
Other comprehensive income (loss)	(28)	2
Comprehensive income	$137	$ 11

_________________

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

The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, the Mid-Atlantic and the Northeast states. The Company's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore.

The Company evaluates its operations along functional lines rather than legal entities. The principal functional segments include Distribution (representing the retail gas distribution subsidiaries), Transmission (representing the pipeline, storage and by-product operations and the gas and oil production activities of Dominion Transmission and the activities of the Company's gas marketing subsidiaries, Dominion Field Services and Dominion Retail), and Exploration and Production (representing the exploration and production operations of Dominion Exploration & Production).

2. Significant Accounting Policies

With the exception of the Consolidated Balance Sheet at December 31, 2000, which is derived from the audited Consolidated Balance Sheet at that date, the Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Consolidated Financial Statements represent the accounts of the Company after the elimination of intercompany transactions. The Company follows the equity method of accounting for investments in partnerships and corporate joint ventures when the Company is able to influence the financial and operating policies of the investee. For all other investments, the cost method is applied.

The Consolidated Financial Statements reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Derivatives and Hedge Accounting

Adoption of Statement of Financial Accounting Standards (SFAS) No. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 200 1. The Company recorded an after-tax loss of $14 million (net of income taxes of $8 million) during the quarter ended March 31, 2001, representing the cumulative effect of adopting SFAS No. 133 in its Consolidated Statement of Income. The Company also recorded a net after-tax charge to accumulated other comprehensive income (AOCI) of $105 million (net of income taxes of $57 million) in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133. The Company expects to reclassify approximately $117 million of this amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption will vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Risk Management Policy

The Company uses derivatives to manage the commodity and financial market risks of its business operations. The Company manages the price risk associated with purchases and sales of natural gas and oil by utilizing derivative commodity instruments including futures, forwards, options, swaps and collars. The Company manages its interest rate risk exposure, in part, by entering into interest rate swap transactions.

The Company designates a substantial portion of its derivatives as fair value or cash flow hedges. A significant portion of the Company's hedge strategies represents cash flow hedges of the variable price risk associated with purchases and sales of natural gas, oil and other commodities using derivative instruments discussed in the preceding paragraph. However, the Company also engages in fair value hedges by utilizing natural gas swaps, futures and options to mitigate the fixed price exposure inherent in the Company's firm commitments and interest rate swaps to hedge its exposure to fixed interest rates on certain long-term debt. Certain of the Company's derivatives, which management believes are economic hedges and mitigate exposure to fluctuations in commodity prices, are not designated as hedges for accounting purposes.

Accounting Policy

Under SFAS No. 133, derivatives are recognized on the Consolidated Balance Sheet at fair value, unless a scope exception is available under the standard. Commodity contracts representing unrealized gain positions are reported as commodity contract assets; commodity contracts representing unrealized losses are reported as commodity contract liabilities. In addition, purchased options and options sold are reported as commodity contract assets and commodity contract liabilities, respectively, at estimated market value until exercise or expiration. Cash flows from derivative instruments are presented in net cash flow from operating activities.

For all derivatives designated as a hedge, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the consolidated statement of income by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. The gains and losses on the derivatives that are reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of derivatives' changes in fair value and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current-period earnings. For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the measurement of hedge effectiveness and are, therefore, recorded in earnings.

Gains and losses on derivatives designated as hedges, when recognized, are included in the operating revenue and income, expenses and interest and related charges in the consolidated statements of income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Changes in the fair value of derivatives not designated as hedges, and the portion of hedging derivatives excluded from the measurement of effectiveness are included in operations and maintenance expense in the consolidated statements of income.

March 31, 2001 Derivatives and Hedge Accounting Results

The Company recognized a pre-tax reduction to earnings of approximately $12 million for hedge ineffectiveness during the quarter ended March 31, 2001. This amount, which relates entirely to cash flow hedges, is primarily reported as a reduction to revenue in the consolidated statement of income. In addition, the Company recognized a pre-tax increase to earnings of approximately $1 million, representing the change in time value of options not used in the assessment of effectiveness for cash flow hedges.

The following table summarizes activity in AOCI, net of taxes, related to derivatives held by the Company as part of cash flow hedge strategies during the quarter ended March 31, 2001:
(Millions)
Cumulative effect of adopting SFAS No. 133	$(105)
Effective portion of changes in fair value of derivatives, net	21
Losses reclassified from AOCI to net income	56
Accumulated derivative losses at March 31, 2001	$ (28)

Approximately $23 million of net losses in AOCI at March 31, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of March 31, 2001, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions generally over periods of one to two years, however certain transactions are forecasted to occur over periods of up to five years.

The Derivatives Implementation Group (DIG), a group sponsored by the Financial Accounting Standards Board (FASB), continues to develop interpretive guidance. Future interpretations of SFAS No. 133 by the DIG or the FASB could result in fair value accounting being required for certain contracts that are not currently being subjected to such requirements. Accordingly, such future interpretations may impact the Company's ultimate application of the standard.

4.    Change in Accounting for Pensions

The Consolidated Financial Statements for the three months ended March 31, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. The new method was adopted in the third quarter of 2000 and effective as of January 1, 2000.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The cumulative effect of a change in accounting principle of $31 million (net of income taxes of $11 million) was included in income for the first quarter ended 2000. The overall effect of the change for the three months ended March 31, 2000 was to increase income before cumulative effect of a change in accounting principle by $2 million and net income by $33 million.

For additional information regarding this change in accounting principle, see Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

6. Restructuring and Other Merger-Related Activities

Following the January 28, 2000 acquisition by Dominion, Dominion and its subsidiaries implemented a plan to restructure the operations of the combined companies. The restructuring plan included an involuntary severance program, a voluntary early retirement program and a transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems. At December 31, 2000, the Company's restructuring plan was substantially complete.

The Company recorded $173 million of restructuring and other merger-related costs for the three months ended March 31, 2000 as follows:

(Millions)
Commodity contract losses	$55
Severance liability accrued	44
Settlement of certain employment contracts	31
Seismic licensing agreements	26
Transaction fees	9
Information technology related costs	5
Other	3
Total	$173

At March 31, 2001, there remains a severance liability of $10 million that represents remaining amounts payable to employees already terminated and an accrual for estimated payments related to 35 positions not yet eliminated. The roll forward liability for severance and related benefit costs is presented below:

(Millions)
Balance at December 31, 2000	$13
Amounts paid	3
Balance at March 31, 2001	$10

For additional information on restructuring and other merger-related activities, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.    Impairment of International Investments

In connection with the Company's decision to end its involvement with international activities, the Company recognized a pre-tax loss of $35 million ($23 million after taxes) in the first quarter of 2000 to write down the carrying amount of CNG International's Australian investments to estimated fair value less cost to sell. In addition, the Company believes it is probable that, as part of a sale, it will be required to make a $100 million equity contribution pursuant to an Equity Contribution Agreement with DBNGP Finance Company LLC. Accordingly, the Company recognized a $100 million ($65 million after taxes) charge in the first quarter of 2000.

For additional information on the write-down, and on the Company's international investments, see Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

8. Estimated Rate Contingencies and Refunds

Certain increases in prices by the Company and other ratemaking issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters, including interest, were $43 million and $40 million at March 31, 2001 and December 31, 2000, respectively. These provisions are included in the Consolidated Balance Sheet under "Estimated rate contingencies and refunds" along with $1 million for both periods as primarily refunds received from suppliers and refundable to customers under regulatory procedures.

9.    Long-Term Debt

On January 17, 2001, the Company called for redemption the $84 million outstanding of its 8 3/4 percent debentures due October 1, 2019. The redemption of this series was completed on February 16, 2001.

On April 11, 2001, the Company issued $500 million of 2001 Series A 6.85% Senior Notes due 2011 (Senior Notes). The Company is expected to use the net proceeds from the sale for general corporate purposes, including repayment of the Company's debt. The debt may include a portion of short-term debt, including commercial paper. Following the issuance of the Senior Notes, the Company had $1 billion remaining under a shelf registration with the Securities and Exchange Commission.

10.    Dividend Restrictions

At December 31, 2000, the Company has indentures related to its long-term debt, one of which contained restrictions on the Company's dividend payments. As of that date, $19 million of the Company's consolidated retained earnings were free from such restriction. In March 2001, the Company requested and obtained the consent of bondholders to amend the indenture to eliminate certain provisions of the indenture, including such dividend restrictions. On March 19, 2001, the Company received an order from the Securities and Exchange Commission, under the 1935 Act, approving the amendment of the indenture.

11. Commitments and Contingencies

There have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, nor have any significant new matters arisen during the three months ended March 31, 2001.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. Business Segments

The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's business segments, reference is made to Notes 1 and 22 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the first quarter of 2001, the Company changed its presentation for the Transmission segment to include the gas and oil production activities of Dominion Transmission, and the activities of Dominion Retail. Prior to 2001, the gas and oil production activities of Dominion Transmission were included in the Exploration and Production segment, and the activities of Dominion Retail were included in Other. As a result of these changes, segment information for the three months ended March 31, 2000 has been restated. Corporate, Other and Eliminations include the effects of 1) the cumulative effect of adopting SFAS No. 133 for the three months ended March 31, 2001, 2) the restructuring and other merger-related costs, the cumulative effect of the change in pension accounting and the impairment loss on CNG International's assets as the individual segments were not held accountable for the charges for the three months ended March 31, 2000.

	Distribution	Transmission	Exploration And Production	Corporate, Other and Eliminations	Total
(Millions)
Three Months ended March 31, 2001
Nonaffiliated revenue	$ 940	$ 528	$ 201	$ -	$1,669
Affiliated revenue	1	117	26	(78)	66
Net income	96	63	29	(23)	165

Three Months ended March 31, 2000
Nonaffiliated revenue	$ 728	$ 223	$ 202	$ 2	$1,155
Affiliated revenue	1	60	9	(56)	14
Net income	106	59	26	(182)	9

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Forward-Looking Information

From time to time we make statements about our expectations, plans, objectives, future financial performance and other predictions that are not historic facts. These are defined under the Private Securities Litigation Reform Act of 1995 as "forward-looking statements". In some cases you can identify our forward-looking statements by words such as "anticipate", "estimate", "expect", "believe", "could", "plan", "may" or other words with similar meaning.

Forward-looking statements are issued by the Company with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:

  unusual weather conditions;

  catastrophic weather-related damage;

  unusual maintenance or repairs;

  unanticipated changes in fossil fuel costs, gas supply costs or availability constraints;

  environmental incidents; and

  gas pipeline system costs or availability constraints.

  State, federal and international legislative and regulatory developments, including deregulation and restructuring of the gas industry and changes in environmental and other relevant laws and regulations to which we are subject;

  The timing and implementation of our business separation plan;

  The effects of competition, including the extent and timing of the entry of additional competitors in our gas market;

  Our pursuit of potential business strategies, including acquisitions or dispositions of assets;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in our ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases ;

  Financial or regulatory accounting principles or policies imposed by governing bodies;

  Political and economic conditions and developments in jurisdictions where we operate. This would include inflation rates and monetary fluctuations;

  Changing market conditions and other factors related to physical energy and financial business activities, including price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

  Financial market conditions, including availability and cost of capital, and our ability to obtain financing on favorable terms;

  The performance of our projects and the success of efforts to invest in and develop new opportunities;

  Employee workforce factors, including collective bargaining agreements with union employees.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

We have based our forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. We caution you that the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. We undertake no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

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

Business Segment Results

Distribution

The Company's Distribution segment contributed $96 million to net income for the first quarter of 2001, compared to $106 million in the same quarter last year. The decrease was attributable to the absence of Virginia Natural Gas (VNG) from the 2001 results. The Company sold VNG in October 2000 due to conditions set forth by the Virginia State Corporation Commission and the Federal Trade Commission in connection with their approval of the acquisition by Dominion. Excluding the contribution from VNG in the first quarter of 2000, the Company's remaining three gas distribution subsidiaries contributed $92 million to net income. The $4 million increase in net income was due to colder weather in the first quarter of 2001, offset partially by higher purchased gas costs and increased operation and maintenance expenses.

Total Distribution throughput was 162 billion cubic feet (Bcf) in the first quarter of 2001, down 14 Bcf from the prior year quarter. The decrease was due entirely to the absence of VNG from the 2001 results. Excluding VNG, residential and commercial gas sales by the Company's three distribution subsidiaries were down 12 Bcf. However, gas transported for these customers increased 20 Bcf. These changes reflected the switch from sales to transport service for customers participating in the Ohio Energy Choice program, and colder weather experienced in the 2001 period. In the fall of 2000, the Energy Choice program was expanded to all 1.2 million customers in the Company's Ohio service area. Total deliveries to industrial customers were 34 Bcf in the 2001 quarter compared to 41 Bcf in 2000. The decrease, due primarily to lower transport volumes, was the result of a lower level of industrial activity due to high gas prices, and the bankruptcy reorganization by a major steel producing customer.

Transmission

The Company's Transmission segment contributed $63 million to net income for the first quarter of 2001, compared to $59 million in the same period of 2000. The quarter results in 2001 benefited from higher nonregulated gas sales and increased natural gas by-product revenue.

Nonregulated gas sales volumes were 72 Bcf in the first quarter of 2001, up 34 Bcf, while average sales prices were $6.81 per thousand cubic feet (Mcf), up $3.76 from the year-ago quarter. The sales volume increase was primarily attributable to the transfer of gas marketing operations from Dominion in May of 2000. The higher average sales price reflected the nationwide trend in natural gas prices. Natural gas by-product revenue was higher as both volumes and prices increased for all product classes.

Exploration and Production

The Company's Exploration and Production segment contributed $29 million to net income for the first quarter of 2001, compared to $26 million in the same quarter last year. The increase resulted from higher oil and gas prices.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The Company's average gas wellhead price increased $.77 to $3.31 Mcf in the first quarter of 2001 over 2000. Gas production was about the same as production for the comparable period in 2000. The Company's average oil price was $23.86 per barrel in the first quarter of 2001, compared to $14.76 in the prior year period. Oil production of 1.4 million barrels in the first quarter of 2001 was down 0.6 million barrels as compared to 2000 levels. The lower oil production volumes reflected natural production declines at the Neptune deepwater field and other older properties, and the sale of the Company's Canadian oil producing properties to another subsidiary of Dominion effective January 1, 2001.

Corporate and Other

The activities of Dominion Products and Services, CNG International and other minor subsidiaries are included in the Corporate and Other segment. Corporate and Other also include the effects of 1) the cumulative effect of adopting SFAS No. 133 for the three months ended March 31, 2001, 2) the restructuring and other merger-related costs, the cumulative effect of the change in pension accounting and the impairment loss on CNG International's assets as the individual segments were not held accountable for the charges for the three months ended March 31, 2000.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on April 20, 1999, the Company and the directors party to the suit were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. This Complaint has been dismissed.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On March 19, 2001, the Company executed the Twentieth Supplemental Indenture to the Indenture dated as of May 1, 1971, between the Company and The Chase Manhattan Bank (the 1971 Indenture). Prior to amending the 1971 Indenture, the Company solicited and received the necessary consents from bond holders for the amendments. The only series outstanding under the 1971 Indenture are the 5 3/4 percent debentures due August 1, 2003 and the 6 5/8 percent debentures due December 1, 2013 aggregating $300 million in principal amount.

The Twentieth Supplemental Indenture, among other things:

  removes certain covenant restrictions, including restrictions on dividend payments, in the 1971 Indenture prohibits the issuance of additional debentures under the 1971 Indenture requires the Company to comply with all covenants and restrictions in the 1995 Indenture between the Company and the United States Trust Company of New York

Approval from the Securities and Exchange Commission under the 1935 Act to amend the 1971 Indenture was received on March 19, 2001.

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of the Company

Issuance of Senior Notes

In April 2001, the Company issued $500,000,000 aggregate principal amount of the Company's 2001 Series A 6.85% Senior Notes Due 2011. The Company intends to use the proceeds from the sale of the Senior Notes for general corporate purposes, including repayment of debt.

Regulation

In March 2001, Hope Gas, Inc. (Dominion Hope) filed a rate case with the Public Service Commission of West Virginia with a proposed effective date for new rates as of January 1, 2002. The proposed rates are to provide for the increased cost of gas supplies as well as increased operating costs. Testimony has been filed and hearings on this matter have been scheduled for September 2001.

Six Sigma

The Company has begun to implement the Six Sigma program as part of its management system. Six Sigma is a methodology which uses statistical analysis to improve company processes. The Company expects the program, once implemented, to create efficiencies, reduce costs and improve customer satisfaction.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION
(Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:

4.1

Indenture, dated as of May 1, 1971, between Consolidated Natural Gas Company and The Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012, incorporated by reference); Fifteenth Supplemental Indenture dated as of October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651, incorporated by reference); Seventeenth Supplemental Indenture dated as of August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Eighteenth Supplemental Indenture dated as of December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Nineteenth Supplemental Indenture dated as of January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Twentieth Supplemental Indenture dated as of March 19, 2001 (Exhibit 4(viii), Form 10-K for the fiscal year ended December 31, 2000, File No. 1-8489, incorporated by reference).

4.2

Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company and First Supplemental Indenture (Exhibit 4.1, Form 8-K, dated April 11, 2001, File No. 1-3196, incorporated by reference).

(b) Reports on Form 8-K:

(1)	The Company filed a Form 8-K, dated March 22, 2001, relating to the execution of the Twentieth Supplemental Indenture.
(2)	The Company filed a Form 8-K, dated April 11, 2001, relating to the sale of $500,000,000 aggregate principal amount of the Company's 2001 Series A 6.85% Senior Notes Due 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant
May 8, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)