Form 10-Q
period 2001-09-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2001-11-05
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

As of September 30, 2001, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 2001 and 2000	3
	Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000	6
	Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2001 and 2000	7
	Notes to Consolidated Financial Statements	8-16
Item 2.	Management's Discussion and Analysis of Results of Operations	17-22
	PART II. Other Information
Item 1.	Legal Proceedings	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24-25

              CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Operating Revenue	$718	$730	$3,198	$2,620

Operating Expenses
Purchased gas	215	245	1,541	953
Liquids, pipeline capacity and other purchases	75	80	209	247
Restructuring and other merger-related costs	-	21	-	226
Operations and maintenance	156	131	438	413
Depreciation and amortization	98	108	287	318
Other taxes	32	37	123	135
Total operating expenses	576	622	2,598	2,292

Income from operations	142	108	600	328

Other income (loss):
Loss on net assets held for sale	-	-	-	(152)
Other	-	13	21	30
Total other income (loss)	-	13	21	(122)

Interest and related charges	28	41	124	117

Income before income taxes	114	80	497	89
Income tax expense	38	31	169	42
Income before cumulative effect of changes in accounting principle	76	49	328	47
Cumulative effect of changes in accounting principle (net of income taxes)	-	-	(14)	31
Net Income	$ 76	$ 49	$ 314	$ 78

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2001	2000*
ASSETS	(Millions)

Current Assets
Cash and cash equivalents	$ 87	$ 58
Accounts receivable:
Customers, net	341	712
Other	189	276
Receivables from affiliated companies	14	18
Inventories	166	96
Commodity contract assets	567	-
Unrecovered gas costs	-	264
Broker margin deposits	26	284
Prepayments	103	154
Deferred income taxes	25	-
Other	68	140
Net assets held for sale	70	57
Total current assets	1,656	2,059

Investments	230	196

Property, Plant and Equipment
Property, plant and equipment	9,995	9,336
Less accumulated depreciation and amortization	5,114	4,968
Total property, plant and equipment, net	4,881	4,368

Deferred Charges and Other Assets
Regulatory assets, net	185	176
Prepaid pension cost	527	434
Commodity contract assets	298	-
Other	31	26
Total deferred charges and other assets	1,041	636

Total assets	$7,808	$7,259

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated

    Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2001	2000*
LIABILITIES AND STOCKHOLDER'S EQUITY	(Millions)

Current Liabilities
Short-term debt	$ 486	$1,215
Accounts payable, trade	421	688
Payables to affiliated companies	199	33
Estimated rate contingencies and refunds	36	41
Accrued interest	62	26
Accrued payroll	34	52
Accrued taxes	106	178
Deferred income taxes	-	87
Commodity contract liabilities	307	27
Broker margin liabilities	248	-
Other	259	209
Total current liabilities	2,158	2,556

Long-Term Debt	2,196	1,721

Deferred Credits and Other Liabilities
Deferred income taxes	995	788
Deferred investment tax credits	16	18
Commodity contract liabilities	116	14
Other	140	196
Total deferred credits and other liabilities	1,267	1,016
Total liabilities	5,621	5,293

Commitments and Contingencies (see Note 12)

Common Stockholder's Equity
Common stock, no par value	1,816	1,816
Other paid-in capital	40	40
Accumulated other comprehensive income (loss)	140	(1)
Retained earnings	191	111
Total common stockholder's equity	2,187	1,966

Total liabilities and stockholder's equity	$7,808	$7,259

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated
    Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
	(Millions)

Net Cash Flows From Operating Activities	$1,424	$310

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(312)	(340)
Oil and gas properties and equipment	(489)	(216)
Cost of other investments	(38)	(10)
Proceeds from dispositions of property, plant and equipment, net	(3)	8
Other	(1)	-
Net cash used in investing activities	(843)	(558)

Cash Flows From (Used In) Financing Activities
Issuance of long-term debt	496	-
Repayment of long-term debt	(84)	-
Issuance (repayment) of short-term debt, net	(729)	276
Dividends paid	(234)	(93)
Other	(1)	-
Net cash from (used in) financing activities	(552)	183

Increase (decrease) in cash and cash equivalents	29	(65)
Cash and cash equivalents at beginning of period	58	94
Cash and cash equivalents at end of period	$ 87	$ 29

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Net income	$ 76	$49	$314	$78

Other comprehensive income, net of tax:
Adjustment for foreign currency translation	-	-	-	(1)
Amount reclassified from AOCI to net income	-	-	-	3
Cumulative effect of a change in accounting principle
(net of income taxes of $57)	-	-	(105)	-
Unrealized derivative gains - hedging activities	106	-	211	-
Reclassification for derivative (gains) losses included in net income	(33)	-	35	-
Other comprehensive income	73	-	141	2

Comprehensive income	$149	$49	$455	$80

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

On January 28, 2000, Dominion Resources, Inc. (Dominion) completed the acquisition of Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act). The Company was merged into a new subsidiary (New Company) of Dominion and Consolidated Natural Gas Company became the name of the New Company. To give effect to the continuity of the Company and New Company, the term "Company" as used in this report refers to Consolidated Natural Gas Company both before and after the merger unless the context of a statement requires the use of separate references to each company.

At the time of the merger, Dominion created a subsidiary service company (Dominion Service Company) under the 1935 Act that provided certain services to Dominion's operating subsidiaries. Effective January 1, 2001, the Company's existing service company (CNG Service Company) was merged into Dominion Service Company.

The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end-use customers in the Midwest, the mid-Atlantic and the northeast states. The Company's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore.

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

Note 2.     Significant Accounting Policies

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2001, the results of operations and comprehensive income for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company will adopt this standard effective January 1, 2002. At September 30, 2001, the Company had no material amounts of goodwill or intangible assets, obtained in business combinations, on its books. However, the Company expects to record goodwill in connection with the acquisition of Louis Dreyfus Natural Gas Corp. (see Note 14 to the Consolidated Financial Statements).

Asset Retirement Obligations

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under this standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. The Company will adopt this standard effective January 1, 2003. Upon the adoption of this new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its gas utility and oil and gas exploration and production. However, the Company may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

The Company has not performed a complete assessment of possible retirement obligations and has not yet determined the impact of adopting this new standard.

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will generally apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4. Derivatives and Hedge Accounting

Adoption of Statement of Financial Accounting Standards (SFAS) No. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001. The Company recorded an after-tax loss of $14 million (net of income taxes of $8 million) during the quarter ended March 31, 2001, representing the cumulative effect of adopting SFAS No. 133 in its Consolidated Statements of Income. The Company also recorded a net after-tax charge to accumulated other comprehensive income (AOCI) of $105 million (net of income taxes of $57 million) in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133. The Company expects to reclassify approximately $117 million of this amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption will vary from this amount as a result of changes in market conditions. The effect of the amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

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

For all derivatives designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

Derivatives and Hedge Accounting Results

For the three-month period ended September 30, 2001, the Company recognized a total pre-tax decrease in earnings of approximately $1 million for hedge ineffectiveness. This amount, which relates principally to fair value hedges, is primarily reported as an increase to cost of sales in the Consolidated Statements of Income. Hedge ineffectiveness recognized in the nine months ended September 30, 2001 was not significant. In addition, the Company recognized a pre-tax decrease to earnings of approximately $17 million during the three and nine-month periods ended September 30, 2001, representing the change in time value of options excluded from the measurement of effectiveness for cash flow hedges.

Approximately $83 million of net gains in AOCI at September 30, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The effect of the amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of September 30, 2001, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods generally ranging from one to five years.

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

Note 5.     Change in Accounting for Pensions

The Consolidated Financial Statements for the three and nine months ended September 30, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. The new method was adopted in the third quarter of 2000 and effective as of January 1, 2000.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A cumulative effect of a change in accounting principle of $31 million (net of income taxes of $11 million) was included in income for the nine months ended September 30, 2000. The overall effect of the change was to increase income before cumulative effect of a change in accounting principle by $40 million for the nine months ended September 30, 2000, and to increase net income for the three and nine months ended September 30, 2000 by $13 million and $70 million, respectively.

For additional information concerning the cumulative effect of a change in accounting principle for net periodic pension costs, see Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 6.     Merger

On January 28, 2000, Dominion acquired all of the outstanding shares of the Company's common stock for $6.4 billion, consisting of approximately 87 million shares of Dominion common stock valued at $3.5 billion and approximately $2.9 billion in cash. The acquisition was completed by merging the Company into a new subsidiary of Dominion. The name of the new Dominion subsidiary was changed to Consolidated Natural Gas Company.

Note 7.     Restructuring and Other Merger-Related Activities

Following the January 28, 2000 acquisition of the Company by Dominion, Dominion and its subsidiaries implemented a plan to restructure the operations of the combined companies. The restructuring plan included an involuntary severance program, a voluntary early retirement program (ERP) and a transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems. At December 31, 2000, the Company's restructuring plan was substantially complete.

The Company recorded restructuring and other merger-related costs for the three and nine months ended September 30, 2000, as follows:
	Three Months Ended	Nine Months Ended
	September 30, 2000
	(Millions)
Commodity contract losses	$ -	$ 55
ERP	-	36
Settlement of certain employment contracts	1	34
Severance liability accrued	-	28
Seismic licensing agreements	-	26
Information technology related costs	9	22
Transaction fees	-	10
Other	11	15
Total	$21	$226

At September 30, 2001, there remains a severance liability of $1 million that represents remaining amounts payable to employees already terminated.

The change in the liability for severance and related benefit costs is presented below:
(Millions)
Balance at December 31, 2000	$13
Amounts paid	(8)
Revision of estimates	(2)
Transfer due to merger of service companies*	(2)
Balance at September 30, 2001	$ 1

*  CNG Service Company merged into Dominion Service Company (see Note 1).

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For additional information on restructuring and other merger-related activities, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 8.     Impairment of International Investments

In the first quarter of 2000, in connection with the Company's decision to end its involvement with international activities, the Company recognized a loss of $35 million ($23 million after taxes) to write down the carrying amount of CNG International's Australian investments to estimated fair value less cost to sell. In addition, the Company recognized a charge of $100 million ($65 million after taxes) to make an equity contribution pursuant to an Equity Contribution Agreement with DBNGP Finance Company LLC.

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine investments for $145 million. Based upon proceeds from the sale, the carrying amount of these investments was adjusted, resulting in an impairment loss of $17 million ($11 million after taxes) in the second quarter of 2000.

Total impairment loss related to CNG International for the nine months ended September 30, 2000 was $152 million ($99 million after taxes).

For additional information on the write-downs, and on the Company's international investments, see Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 9.     Estimated Rate Contingencies and Refunds

Certain increases in prices by the Company and other ratemaking issues are subject to final modification in regulatory proceedings. The related accumulated provisions pertaining to these matters, including interest, were $24 million and $40 million at September 30, 2001 and December 31, 2000, respectively. These provisions are included in the Consolidated Balance Sheet under "Estimated rate contingencies and refunds" along with $12 million at September 30, 2001 as amounts refundable to customers and $1 million at December 31, 2000 as refunds received from suppliers under regulatory procedures.

The Audit Bureau of the Pennsylvania Public Utilities Commission (PUC) has conducted a compliance audit of Dominion Peoples' purchased gas cost rates for the years 1997 through 1999. On October 25, 2001, the Company received an audit report in which the Audit Bureau noted certain exceptions and proposed adjustments that could result in returning approximately $19 million plus interest to customers. The PUC has not yet issued a final order on the results of the audit. The Company is evaluating this issue and currently plans to contest the proposed adjustment.

Note 10.    Long-Term Debt

During the first quarter of 2001, the Company redeemed the $84 million outstanding of its $150 million, 8.75% Debentures due October 1, 2019.

In April 2001, the Company issued $500 million of 2001 Series A, 6.85% Senior Notes due April 11, 2011 (Senior Notes). The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes, including repayment of commercial paper.

At September 30, 2001, the Company had $1 billion remaining under a shelf registration with the Securities and Exchange Commission. In October 2001, the Company's shelf registration was completely used as a result of the issuance of senior notes discussed herein and trust preferred securities discussed in Note 14 to the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On October 25, 2001, the Company issued $500 million of 2001 Series B 5.375% Senior Notes due November 1, 2006 (Series B Senior Notes) and $450 million of 2001 Series C 6.25% Senior Notes due November 1, 2011 (Series C Senior Notes).

The Company is expected to use the net proceeds from the sales of both Series B and Series C Senior Notes to fund part of the cash consideration for the acquisition of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), the repayment of certain Louis Dreyfus debt and other general corporate purposes.

Note 11.    Dividend Restrictions

At December 31, 2000, one of the Company's indentures relating to its long-term debt contained restrictions on dividend payments by the Company. As of that date, $19 million of the Company's consolidated retained earnings was free from such restrictions. In March 2001, the Company requested and obtained the consent of bondholders to amend the indenture to eliminate certain provisions of the indenture, including such dividend restrictions. On March 19, 2001, the Company received an order from the Securities and Exchange Commission, under the 1935 Act, approving the amendment of the indenture.

Note 12.    Commitments and Contingencies

Other than the rate matter discussed in Note 9 to the Consolidated Financial Statements, there have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, nor have any significant new matters arisen during the nine months ended September 30, 2001.

Guarantees

At September 30, 2001, the Company had $754 million of guarantees of performance under commodity and other contracts by its subsidiaries.

Note 13.    Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's operating segments, reference is made to Notes 1 and 22 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the first quarter of 2001, the Company changed its presentation for the Transmission segment to include the gas and oil production activities of Dominion Transmission, and the activities of Dominion Retail. Prior to 2001, the gas and oil production activities of Dominion Transmission were included in the Exploration and Production segment, and the activities of Dominion Retail were included in Other. As a result of these changes, segment information for the three and nine months ended September 30, 2000 has been restated. Corporate and Other include the effects of charges which are not allocated to the individual segments including the following: 1) the cumulative effect of adopting SFAS No. 133 reported in 2001; 2) the restructuring and other merger-related costs, the cumulative effect of the change in pension accounting and the impairment loss on CNG International's assets reported in 2000; and 3) intersegment eliminations, where applicable.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
			Exploration	Corporate
			and	and	Consolidated
(Millions)	Distribution	Transmission	Production	Other	Total
Three Months ended September 30, 2001
Revenue - external customers	$ 169	$ 289	$243	$ 17	$ 718
Revenue - intersegment	-	26	12	(38)	-
Net income (loss)	(9)	28	56	1	76

2000
Revenue - external customers	$ 217	$ 264	$247	$ 2	$ 730
Revenue - intersegment	1	33	13	(47)	-
Net income (loss)	4	28	40	(23)	49

Nine Months ended September 30, 2001
Revenue - external customers	$1,359	$1,162	$648	$ 29	$3,198
Revenue - intersegment	1	105	56	(162)	-
Net income (loss)	89	123	131	(29)	314

2000
Revenue - external customers	$1,209	$ 731	$673	$ 7	$2,620
Revenue - intersegment	4	106	33	(143)	-
Net income (loss)	110	116	99	(247)	78

Note 14.    Subsequent Events

Acquisition of Louis Dreyfus Natural Gas Corp.

Effective November 1, 2001, Dominion acquired Louis Dreyfus' shares of outstanding common stock for $1.8 billion, consisting of approximately 14 million shares of Dominion common stock valued at $876 million and approximately $888 million in cash. In addition, the purchase consideration included the value of Louis Dreyfus employee and director stock options which were exchanged for Dominion stock options. Under terms of the merger agreement, each Louis Dreyfus shareholder received $20.00 in cash and 0.3226 shares of Dominion common stock for each share of Louis Dreyfus common stock.

Upon acquisition, Louis Dreyfus was merged into a newly-formed, wholly owned subsidiary of Dominion. Immediately after the merger, Dominion contributed the surviving subsidiary to the Company. The acquisition has been financed through the issuance of long-term debt and trust preferred securities by the Company and has been accounted for by the purchase method of accounting. In addition, Louis Dreyfus and Dominion have agreed with trustees of the two outstanding series of Louis Dreyfus public notes that the Company, a wholly owned subsidiary of Dominion, will guarantee this debt.

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

On October 23, 2001, Dominion CNG Capital Trust I (CNG Capital Trust), a trust subsidiary of the Company, sold 8 million trust preferred securities for $200 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by CNG Capital Trust.

In exchange for the $200 million realized from the sale of the trust preferred securities and $6 million of common securities that represent the remaining 3% beneficial ownership interest in the assets held by CNG Capital Trust, the Company issued $206 million of its 2001 7.8% Junior Subordinated Notes (the Junior Subordinated Notes) due October 31, 2041. The Junior Subordinated Notes constitute 100% of CNG Capital Trust's assets.

The Company used the proceeds from the sale of the trust preferred securities to finance part of the acquisition of Louis Dreyfus and other general corporate purposes.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion East Ohio

In October 2001, the Ohio Commission issued an order approving Dominion East Ohio's proposed Payment Matching Program and Bad Debt Rider. The program resulted from Dominion East Ohio's proposal to the Commission to address the inability of certain customers to pay delinquent account balances which in many cases were impacted by last winter's unusually high gas prices and cold weather. Under this one-time matching program, the Company will match dollar-for-dollar up to $500 per customer the first payment made before December 31, 2001 for any customer who has received a disconnection notice or who has been disconnected as of October 31, 2001. Matching amounts will be credited to customers' accounts not to exceed their account balance.

The Ohio Commission and the Company also agreed that certain adjustments to depreciation are appropriate in order to reflect the effect of certain fixed assets exceeding their original estimated useful lives. Under the Ohio Commission's order, amounts provided by the Company under the Payment Matching Program may be offset by adjustments, up to $103 million, to depreciation. To the extent not used to offset the Company match amounts, the remaining depreciation adjustments will be recognized in a manner to offset the cost of any uncollectible customer accounts in excess of the level currently reflected in Dominion East Ohio's cost-of-service regulated rates. By coordinating the cost of the Payment Matching Program with the depreciation adjustment, the Ohio Commission determined that no adjustment to Dominion East Ohio's current cost-of-service regulated rates is appropriate at this time. The Company will assess the impact of the program on its reserve for bad debts based on customer participation.

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

*     Factors affecting operations, such as:

  unusual weather conditions;

  catastrophic weather-related damage;

  unusual maintenance or repairs;

  unanticipated changes in gas supply costs or availability constraints;

  environmental incidents; and

  gas pipeline system costs or availability constraints;

*     State, federal and international legislative and regulatory developments, including deregulation and restructuring of the gas industry and changes in environmental and other relevant laws and regulations to which the Company is subject;

*     The effects of competition, including the extent and timing of the entry of additional competitors in the gas market;

*     The pursuit of potential business strategies, including acquisitions or dispositions of assets;

*     Regulatory factors such as changes in the policies or procedures that set rates, changes in the ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

*     Financial or regulatory accounting principles or policies imposed by governing bodies;

*     Political and economic conditions and developments in jurisdictions where the Company operates. This would include inflation rates and monetary fluctuations;

*     Changing market conditions and other factors related to physical and financial energy business activities, including price, basis, counterparty credit risk, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

*     Financial market conditions, including availability and cost of capital, and the ability to obtain financing on favorable terms;

*     The performance of projects and the success of efforts to invest in and develop new opportunities;

*     Employee workforce factors, including collective bargaining agreements with union employees;

*     The effects of the merger with Louis Dreyfus Natural Gas Corp.;

*     Risks associated with exploring for, developing and producing crude oil and natural gas;

*     Risks associated with large oil and gas development projects;

*     Maintenance and growth of oil and gas production levels;

*     Anticipated natural gas reserve levels;

*     The effects of geopolitical events, including the threat of domestic terrorism.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The Company has based its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. The Company cautions readers not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

Results of Operations

A major portion of the gas sold or transported by the Company's Distribution and Transmission operations is ultimately used for space heating. As a result, earnings are affected by seasonality and changes in the weather. Because most of the Company's operating subsidiaries are subject to price regulation by federal or state commissions, earnings can also be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operation.

Operating Segment Results

This section provides a general discussion of contributions to net income by the Distribution, Transmission and Exploration and Production segments, and certain expenses not allocated to those segments are included in Corporate and Other.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Distribution	$ (9)	$ 4	$ 89	$110
Transmission	28	28	123	116
Exploration and Production	56	40	131	99
Corporate and other	1	(23)	(29)	(247)
Total net income	$76	$ 49	$314	$ 78

Distribution Segment

The Company's Distribution segment had a net loss of $9 million in the third quarter of 2001. As for the comparable quarter of 2000, the Distribution segment contributed $4 million to net income. The operating results for the third quarter of 2001 and 2000 reflect the seasonal nature of the space heating business of the Distribution segment. The Distribution segment contributed $89 million to net income for the nine months ended September 30, 2001, compared to $110 million for the comparable period in 2000. The quarter and year-to-date comparisons are also affected by the absence of Virginia Natural Gas (VNG) from the 2001 results. The Company sold VNG in October 2000 pursuant to conditions set forth by the Virginia State Corporation Commission and the Federal Trade Commission in connection with their approval of the acquisition of the Company by Dominion. Excluding the contribution from VNG, the Company's remaining three gas distribution subsidiaries contributed $8 million to net income in the third quarter of 2000, and $102 million in the first nine months of 2000. The Distribution segment's results for the third quarter of 2001, as compared to the comparable period in 2000, reflect a decrease in regulated gas sales revenue and other income, partially offset by lower operating costs, principally in purchased gas. The decrease in net income in the nine months ended September 30, 2001 reflects colder weather in the first quarter, offset by higher purchased gas costs and operations and maintenance expense. Operations and maintenance expense included an additional provision for uncollectible customer accounts expense recorded in the second quarter of 2001 resulting from the effect of extremely high level of natural gas costs and colder weather experienced during the past winter on the Company's customer accounts receivable.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Total throughput for the Distribution segment was 44 billion cubic feet (Bcf) and 259 Bcf in the three and nine months ended September 30, 2001, respectively, a decrease of 9 Bcf and 43 Bcf from the comparable periods in the prior year. However, both the quarter and year-to-date comparisons are affected by the absence of VNG from the 2001 results. Excluding VNG, total throughput decreased 5 Bcf and 20 Bcf in the three and nine months ended September 30, 2001, respectively. The decreased throughput volumes reflect lower industrial deliveries and warmer weather experienced in the third quarter of 2001 as compared with 2000. The decrease in industrial deliveries was the result of a lower level of industrial activity due to higher gas prices, and the bankruptcy reorganization by a major steel producing customer. With the exception of a moderate increase in residential gas volumes transported in the third quarter of 2001, residential and commercial gas sales volumes and volumes transported by the three distribution subsidiaries have declined in 2001. The volumes transported for these customers declined due to milder weather in the third quarter while the decrease in gas sales volumes reflects the switch from sales to transport service for customers participating in the Ohio Energy Choice program. In the fall of 2000, the Energy Choice program was expanded to all 1.2 million customers in the Company's Ohio service territory.

Transmission Segment

The Company's Transmission segment contributed $28 million and $123 million to net income for the three and nine months ended September 30, 2001, respectively, as compared to $28 million and $116 million in the comparable periods of 2000. The net income in the third quarter of 2001 was unchanged as compared to the comparable quarter of 2000, due primarily to higher nonregulated gas sales and natural gas by-product revenue, offset by higher operating expenses, principally in liquids, pipeline capacity and other purchases. The year to date 2001 results benefited from higher nonregulated gas sales revenue. The increased nonregulated gas sales revenue reflects the transfer of certain gas marketing operations from another Dominion subsidiary in May of 2000, as well as higher gas prices and continued growth in the segment's nonregulated marketing businesses. The higher operating expenses resulted primarily from higher cost of purchased liquids for the nine months ended September 30, 2001 and reflects increased volumes for all products. Transmission throughput decreased by 8 Bcf and 50 Bcf for the three and nine months ended September 30, 2001, respectively, as compared to the comparable periods in 2000.

Exploration and Production Segment

The Company's Exploration and Production segment contributed $56 million and $131 million to net income for the three and nine months ended September 30, 2001, respectively, as compared to $40 million and $99 million in the comparable periods last year. The increase resulted primarily from higher oil and gas prices, offset in part by lower production volumes. The lower production volumes in the third quarter of 2001 also resulted in decreased depreciation and amortization expense in both 2001 periods. Revenue from the Company's brokered oil program was lower in both 2001 periods as compared to 2000, reflecting lower volumes. The lower brokered oil revenue was, however, mitigated by decreases in purchased liquids expense.

The Company's average gas wellhead price increased $2.02 to $5.20 per thousand cubic feet (Mcf) in the third quarter of 2001 and $1.16 to $4.07 per Mcf for the nine months ended September 30, 2001 over the comparable periods in 2000. Gas production was down from the comparable periods in 2000 due primarily to normal production declines at older properties and a scheduled production outage at the Popeye field in the Gulf of Mexico. The Company's average oil price was $24.25 and $23.70 per barrel for the three and nine months ended September 30, 2001, respectively, compared to $19.29 and $17.67 per barrel in the prior year periods. Oil production was down as compared to 2000 levels. The lower oil production volumes reflect natural production declines at the Neptune deepwater field and other older properties, and the sale of the Company's Canadian oil producing properties to another subsidiary of Dominion effective January 1, 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Corporate and Other

The activities of Dominion Products and Services, CNG International and other minor subsidiaries are included in the Corporate and Other segment. Corporate and Other also includes certain expenses not allocated to the individual operating segments: 1) the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) reported in 2001; 2) the restructuring and other merger-related costs, the cumulative effect of the change in pension accounting and the impairment loss on CNG International's assets reported in 2000; and 3) intersegment eliminations, where applicable.

Future Issues and Other Information

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. It is recommended that this section be read in connection with Management's Discussion & Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Derivatives and Hedge Accounting

Future interpretations of SFAS No. 133 by the Financial Accounting Standards Board or other standard-setting bodies could adversely affect conclusions concerning the applicability of the standard to the Company's existing contracts, therefore resulting in fair value accounting for such contracts. In that event, if the Company cannot document cash flow or fair value hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any contract could result in volatility in reported earnings. Such volatility would result from unrealized gains or losses attributable to changes in the contracts' fair value during a particular reporting period. These unrealized gains and losses may not be indicative of actual cash transactions or profitability that would ultimately be realized over the life of a contract. Thus, the Company believes any increased volatility in earnings attributable to fair value accounting in these circumstances would be of a non-cash nature and would not be accompanied by corresponding volatility in cash flows or a change in liquidity.

Rate Matters

Dominion East Ohio

In October 2001, the Public Utilities Commission of Ohio (Ohio Commission) issued an order approving Dominion East Ohio's proposed Payment Matching Program and Bad Debt Rider. The program resulted from Dominion East Ohio's proposal to the Commission to address the inability of certain customers to pay delinquent account balances which in many cases were impacted by last winter's unusually high gas prices and cold weather. Under this one- time matching program, the Company will match dollar-for-dollar up to $500 per customer the first payment made before December 31, 2001 for any customer who has received a disconnection notice or who has been disconnected as of October 31, 2001. Matching amounts will be credited to customers' accounts not to exceed their account balance.

The Ohio Commission and the Company also agreed that certain adjustments to depreciation are appropriate in order to reflect the effect of certain fixed assets exceeding their original estimated useful lives. Under the Ohio Commission's order, amounts provided by the Company under the Payment Matching Program may be offset by adjustments, up to $103 million, to depreciation. To the extent not used to offset the Company match amounts, the remaining depreciation adjustments will be recognized in a manner to offset the cost of any uncollectible customer accounts in excess of the level currently reflected in Dominion East Ohio's cost-of-service regulated rates. By coordinating the cost of the Payment Matching Program with the depreciation adjustment, the Ohio Commission determined that no adjustment to Dominion East Ohio's current cost-of-service regulated rates is appropriate at this time. The Company will assess the impact of the program on its reserve for bad debts based on customer participation.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Dominion Hope

In March 2001, Dominion Hope filed a rate case with the Public Service Commission of West Virginia, proposing new rates to provide for the increased cost of gas supplies as well as increased operating costs. In October 2001, Dominion Hope reached a settlement with certain third parties that stipulates that Dominion Hope will receive a $9.5 million increase in gas and non-gas revenues. The settlement also provides for a two-year rate moratorium. The West Virginia Public Service Commission Board (the Board) is currently considering the settlement and is expected to render a decision in the 4th quarter of 2001. If approved by the Board, the new rates are expected to take effect on January 1, 2002 and will be in place through December 31, 2003.

Dominion Peoples

The Audit Bureau of the Pennsylvania Public Utilities Commission (PUC) has conducted a compliance audit of Dominion Peoples' purchased gas cost rates for the years 1997 through 1999. In October 2001, the Company received an audit report in which the Audit Bureau noted certain exceptions and proposed adjustments that could result in returning approximately $19 million plus interest to customers. The PUC has not yet issued a final order on the results of the audit. The Company is evaluating this issue and currently plans to contest the proposed adjustment.

Dominion Transmission

In June 2001, Dominion Transmission and its customers filed a rate settlement with the Federal Energy Regulatory Commission (FERC). The settlement resolves disputes over proposed gas cost recoveries from customers, including the costs of gas used as fuel to operate the system, and normal gas losses from pipeline facilities and underground storage formations. Under the filed settlement, Dominion Transmission will retain certain fixed percentages of gas receipts and will assume both the risk of under-collections and the reward of any excess gas retained. In addition, no party can seek a change to the fuel retention mechanism, or the fuel retention percentages, for effectiveness prior to July 1, 2003. Dominion Transmission will also extend an existing moratorium, so that it cannot make a general rate filing effective prior to July 1, 2003. In September 2001, the FERC approved this rate settlement, as filed. The Company does not expect any material impact on its results of operations or financial position from implementation of the settlement. However, under the settlement mechanism, management of system gas requirements in the future will have a direct effect on the Company's earnings.

Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company will adopt this standard effective January 1, 2002. At September 30, 2001, the Company had no material amounts of goodwill or intangible assets, obtained in business combinations, on its books. However, the Company expects to record goodwill in connection with the acquisition of Louis Dreyfus (see Note 14 to the Consolidated Financial Statements).

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Asset Retirement Obligations

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under this standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. The Company will adopt this standard effective January 1, 2003. Upon the adoption of this new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its gas utility and oil and gas exploration and production. However, the Company may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

The Company has not performed a complete assessment of possible retirement obligations and has not yet determined the impact of adopting this new standard.

Impairment or Disposal of Long-Lived Asset

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will generally apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

Acquisition of Louis Dreyfus Natural Gas Corp.

Effective November 1, 2001, Dominion acquired Louis Dreyfus' shares of outstanding common stock for $1.8 billion, consisting of approximately 14 million shares of Dominion common stock valued at $876 million and approximately $888 million in cash. In addition, the purchase consideration included the value of Louis Dreyfus employee and director stock options which were exchanged for Dominion stock options. Under terms of the merger agreement, each Louis Dreyfus shareholder received $20.00 in cash and 0.3226 shares of Dominion common stock for each share of Louis Dreyfus common stock.

Upon acquisition, Louis Dreyfus was merged into a newly-formed, wholly owned subsidiary of Dominion. Immediately after the merger, Dominion contributed the surviving subsidiary to the Company. The acquisition has been financed through the issuance of long-term debt and trust preferred securities by the Company and has been accounted for by the purchase method of accounting. In addition, Louis Dreyfus and Dominion have agreed with trustees of the two outstanding series of Louis Dreyfus public notes that the Company, a wholly owned subsidiary of Dominion, will guarantee this debt.

Other

After completing the transition period for fully integrating the Company into Dominion's existing organization and operations, senior management initiated a focused review of Dominion's combined operations in October 2001. The objective of this review is to identify any activities or resources which are no longer necessary now that the transition period has ended. By elimination of such activities or resources, costs may be reduced without impacting the responsiveness or effectiveness of Dominion's operations. As a result, restructuring charges may be incurred in the fourth quarter of 2001 for items such as employee severance and other special termination benefits and cancellation or modification of leases to eliminate office space no longer needed.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Company, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis (MD&A) and Item 5 - Other Information for discussion on various regulatory proceedings to which the Company is a party.

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward-Looking Information in Part I, Item 2, for discussion of various risks and uncertainties that may affect the future of CNG.

Acquisition of Louis Dreyfus Natural Gas Corp.

Effective November 1, 2001, Dominion acquired Louis Dreyfus' shares of outstanding common stock for $1.8 billion, consisting of approximately 14 million shares of Dominion common stock valued at $876 million and approximately $888 million in cash. Upon acquisition, Louis Dreyfus was merged into a newly formed, wholly owned subsidiary of Dominion. Immediately after the merger, Dominion contributed the surviving subsidiary to CNG. See Note 14 to the Consolidated Financial Statements and Future Issues in MD&A for more information concerning the acquisition of Louis Dreyfus Natural Gas Corp.

Regulatory

Dominion East Ohio

In September 2001, Dominion East Ohio filed a gas cost recovery decrease filing (GCR) with the Public Utilities Commission of Ohio (the Ohio Commission). As a result of the GCR reduction, Dominion East Ohio sales customers will pay 25 percent less for natural gas in November and December of this year, and in January 2002, than they paid during the same period a year ago. Beginning October 26, Dominion East Ohio sales customers will pay $5.38 per thousand cubic feet (Mcf), down 12.8 percent from the current $6.17 per Mcf and down 25 percent from the $7.18 per Mcf they paid during the same quarter last year. Dominion East Ohio does not earn a profit on the gas cost recovery, which represents the cost of securing natural gas supplies; therefore, the Company does not expect to experience any impact from the filed proposal on its results of operations.

Dominion Peoples

On October 1, 2001, Dominion Peoples implemented a gas cost decrease as part of its annual and quarterly purchased gas cost tariff filings. As a result of this reduction, Dominion Peoples sales customers will see approximately a 24% decrease in their natural gas bills in October, November and December, compared to the same period last year. The average residential customer will pay approximately $27 per month less than for the same months last year. The gas cost rate component that sales customers began paying October 1, 2001 represents a 54% decrease from the immediately prior quarter, decreasing from $8.71 per Mcf to $4.00 per Mcf. Dominion Peoples does not earn a profit on the gas cost rate, which represents the cost of securing natural gas supplies, therefore, the Company does not expect to experience any impact as a result of this tariff filing on its results of operations.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION
(Continued)

Dominion Transmission

In September 2001, Dominion Transmission's (DTI) filed rate settlement was approved by the Federal Energy Regulatory Commission (FERC). The filed settlement resolves disputes over certain proposed gas cost recoveries from customers. Under the settlement, DTI will retain certain fixed percentages of gas receipts, rather than tracking its fuel gas costs through the prior tariff mechanism. See Future Issues - FERC Rate Settlement - Gas Transmission in MD&A.

In October 2001, FERC approved DTI's annual Electric Power Cost Adjustment (EPCA). This year's EPCA filing was an independent, stand-alone filing, as a result of the Commission's approval of the rate settlement described above. Dominion's proposed EPCA rates are designed to recover projected costs of electricity as compressor station fuel, for the twelve-month period beginning November 1, 2001, as well as the reconciliation of its unrecovered costs. The revised EPCA rates will become effective November 1, 2001.

DTI has also filed tariff language to implement the FERC's rebuttable presumption discount policy, as directed by a compliance order regarding DTI's Order No. 637 settlement. The FERC issued an order approving DTI's proposed tariff language in October 2001. DTI has also sought rehearing as to the application of the Commission's evolving discount policy in relation to DTI's system; this request is pending.

FERC issued a draft order approving DTI's pending settlement of unbundled gathering and products extraction rates. The filed settlement reflects resolution of all disputed issues with Equitable - Eastern States, the last remaining party to contest Dominion's proposal for stand-alone gathering and products extraction service rates. DTI anticipates a December 1, 2001 effective date for the rates established under this settlement. Rates for other producers and shippers in the Appalachian region were instituted earlier in the year, through negotiated rate filings and through a Commission-approved settlement with the Independent Oil & Gas Association of West Virginia.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

2.1

Agreement and Plan of Merger, dated September 9, 2001 by and among Dominion Resources, Inc., Consolidated Natural Gas Company, and Louis Dreyfus Natural Gas Corp. (Exhibit 2.1, Form 8-K filed September 10, 2001, File No. 1-3196, incorporated by reference).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2001 (Exhibit 2.2, Schedule 13D of Dominion Resources, Inc. with respect to Louis Dreyfus Natural Gas Corp., filed September 19, 2001, incorporated by reference).

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
4.1

Form of Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form S-3 Registration No. 333-52602, as filed on December 22, 2000, incorporated by reference).

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION
(Continued)

4.2

Second Supplemental Indenture, dated October 25, 2001, to the Indenture dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference).

4.3

Third Supplemental Indenture, dated October 25, 2001, to the Indenture dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.3, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference).

4.4

Form of Indenture for Junior Subordinate Debentures, dated October 1, 2001, between Consolidated Natural Gas Company, National Association (Exhibit 4.2, Form S-3 Registration No. 333-52602, as filed on December 22, 2000, incorporated by reference).

4.5

First Supplemental Indenture, dated October 23, 2001, to the Indenture dated October 1, 2001 for Junior Subordinated Debentures, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.7, Form 8-K, dated October 16, 2001, File No. 1-3196, incorporated by reference).

4.6

Indenture, dated as of June 15, 1994, between Louis Dreyfus Natural Gas Corp. and Bank of Montreal Trust Company (Exhibit 4.1, Form 10-Q for the quarter ended September 30, 1994, File No. 1-12480. Incorporated by reference).

4.7

First Supplemental Indenture, dated as of November 1, 2001, to the Indenture dated June 15, 1994, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., Consolidated Natural Gas Company and The Bank of New York, as successor to Bank of Montreal Trust Company (filed herewith).

4.8	Indenture, dated as of December 11, 1997, between Louis Dreyfus Natural Gas Corp. and La Salle National Bank (Exhibit 4.1, Form S-4 Registration No. 333-45773, incorporated by reference).
4.9

First Supplemental Indenture, dated as of November 1, 2001, to the Indenture dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., Consolidated Natural Gas Company and LaSalle Bank National Association, formerly known as La Salle National Bank (filed herewith).

(b) Reports on Form 8-K:

(1)	The Company filed a Form 8-K, dated September 10, 2001, relating to the merger agreement by and among the Company, Dominion, and Louis Dreyfus Natural Gas Corp.
(2)	The Company filed a Form 8-K, dated October 11, 2001, which indicated that the merger with Louis Dreyfus was probable and included pro forma financial information relating to the merger.
(3)	The Company filed a Form 8-K, dated October 16, 2001, relating to the sale of 8,000,000 7.8% Trust Preferred Securities by Dominion CNG Capital Trust I.
(4)	The Company filed a Form 8-K, dated October 23, 2001, relating to the sale of $500,000,000 Series B 5.375% Senior Notes due 2006 and $450,000,000 2001 Series C 6.250% Senior Notes due 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant

November 5, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)