Form 10-Q
period 2002-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2002-05-03
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

As of March 31, 2002, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Consolidated Natural Gas Company

TABLE OF CONTENTS

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Millions)

Operating Revenue	$1,132	$1,735

Operating Expenses
Purchased gas, net	405	1,059
Liquids, pipeline capacity and other purchases	52	65
Other operations and maintenance	140	142
Depreciation, depletion and amortization	137	96
Other taxes	60	58
Total operating expenses	794	1,420

Income from operations	338	315

Other income	8	18

Interest and related charges:
Interest expense, net	34	61
Distributions-preferred securities of subsidiary trust	7	-
Total interest and related charges	41	61

Income before income taxes	305	272
Income taxes	104	93
Income before cumulative effect of a change in accounting principle	201	179
Cumulative effect of a change in accounting principle (net of income taxes of $8)	-	(14)

Net Income	$ 201	$ 165

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2002	December 31, 2001*
	(Millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 66	$ 53
Customer accounts receivable, net	634	594
Other accounts receivable	52	32
Receivables and advances from affiliates	27	155
Inventories	54	146
Derivative assets	186	289
Deferred income taxes	82	107
Margin deposit assets	253	20
Prepayments	40	174
Assets held for sale	89	76
Other	52	62
Total current assets	1,535	1,708

Investments	240	237

Property, Plant and Equipment
Property, plant and equipment	12,609	12,417
Accumulated depreciation, depletion and amortization	(5,160)	(5,093)
Total property, plant and equipment, net	7,449	7,324

Deferred Charges and Other Assets
Goodwill, net	550	519
Intangible assets, net	112	115
Regulatory assets, net	261	267
Prepaid pension cost	602	568
Derivative assets	126	200
Other, net	80	89
Total deferred charges and other assets	1,731	1,758
Total assets	$10,955	$11,027

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*   The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated
     Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
	March 31, 2002	December 31, 2001*
	(Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Short-term debt	$ 538	$ 776
Accounts payable, trade	488	577
Short-term borrowings from parent	296	-
Payables to affiliates	117	312
Amounts payable to customers	113	134
Accrued interest, payroll and taxes	263	186
Derivative liabilities	278	205
Margin deposit liabilities	-	88
Other	242	248
Total current liabilities	2,335	2,526

Long-Term Debt	3,430	3,445

Deferred Credits and Other Liabilities
Deferred income taxes	1,438	1,566
Derivative liabilities	346	132
Other	178	158
Total deferred credits and other liabilities	1,962	1,856
Total liabilities	7,727	7,827

Commitments and Contingencies (see Note 12)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	200	200

Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	1,138	936
Accumulated other comprehensive income (loss)	(141)	82
Retained earnings	215	166
Total common shareholder's equity	3,028	3,000
Total liabilities and shareholder's equity	$10,955	$11,027

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*   The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated
     Financial Statements at that date.
** Debt securities issued by Consolidated Natural Gas Company constitute 100 percent of the Trust's assets.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2002	2001
	(Millions)

Cash Flows From Operating Activities	$ 229	$ 726

Cash Flows From (Used in) Investing Activities
Plant construction and other property additions	(319)	(204)
Other	(3)	1
Net cash used in investing activities	(322)	(203)

Cash Flows From (Used in) Financing Activities
Short-term borrowings from parent	496	-
Repayment of short-term debt, net	(237)	(230)
Repayment of long-term debt	(6)	(84)
Dividends paid	(151)	-
Other	4	-
Net cash from (used in) financing activities	106	(314)

Increase in cash and cash equivalents	13	209
Cash and cash equivalents at beginning of period	53	58
Cash and cash equivalents at end of period	$ 66	$ 267

Supplemental Cash Flow Information
Noncash transaction from financing activities:
Conversion of short-term borrowings from parent to paid-in capital	$ 200	$ -

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act), is a wholly owned subsidiary of Dominion Resources, Inc. (Dominion). The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end-users in the Midwest, the Mid-Atlantic states and the Northeast. The Company's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore. The Company also provides a variety of energy marketing services and holds equity investment in energy activities in Australia that is classified as assets held for sale.

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma. Upon acquisition, Dominion merged Louis Dreyfus into a newly formed wholly owned subsidiary of Dominion, Dominion Oklahoma Texas Exploration & Production, Inc. (DOTEPI). Immediately after the merger, Dominion contributed DOTEPI to the Company. The acquisition of DOTEPI increased the Company's proved gas and oil reserves by 100 percent.

The Company manages its daily operations through three primary operating segments, Delivery, Energy and Exploration and Production, as follows:

  The Delivery segment manages the Company's retail gas distribution systems and customer service operations. The Delivery segment is comprised of the retail gas distribution subsidiaries: The East Ohio Gas Company (Dominion East Ohio), The Peoples Natural Gas Company (Dominion Peoples) and Hope Gas, Inc. (Dominion Hope).

  The Energy segment manages the Company's pipeline, storage and by-product operations, gas and oil production activities of Dominion Transmission, Inc. (Dominion Transmission), and the activities of the Company's gas marketing subsidiaries: Dominion Field Services, Inc. (Dominion Field Services), Dominion Retail, Inc. (Dominion Retail) and Dominion Products and Services, Inc. (Dominion Products and Services).

  The Exploration and Production segment manages the Company's onshore and offshore gas and oil exploration, development and production operations. The Exploration and Production segment is comprised of the exploration and production operations of Dominion Exploration & Production, Inc. (Dominion E&P), DOTEPI, CNG Main Pass Gas Gathering Corporation (CNG Main Pass Gas Gathering) and CNG Oil Gathering Corporation (CNG Oil Gathering).

Note 2.     Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2002, and results of operations and cash flows for the three months ended March 31, 2002 and 2001.

The consolidated financial statements represent the accounts of the Company after the elimination of intercompany transactions. The Company follows the equity method of accounting for investments in partnerships and corporate joint ventures when the Company is able to influence the financial and operating policies of the investee. For all other investments, the cost method is applied.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The consolidated financial statements reflect certain estimates and assumptions made by management in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The Company reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of the Company's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of purchased gas expense recovery and other factors.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 3.     Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company will adopt this standard effective January 1, 2003. The Company has identified retirement obligations associated with certain dismantlement and restoration activities for its gas and oil exploration and development wells. However, the Company has not yet performed a complete assessment of possible retirement obligations associated with its gas utility property. The Company has not yet determined the financial impact of adopting this new standard. For more information, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 4.     Goodwill and Intangible Assets

In 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company is required to test goodwill for impairment using a two-step process as described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The standard requires that if impairment were determined to exist under the initial transition test as of January 1, 2002, it would be reflected as the cumulative effect of a change in accounting principle. The Company is in the process of performing the first step of the transitional goodwill impairment test and will complete this step before the end of the second quarter as allowed under the standard. The Company has not yet determined the effect this test may have on its earnings or financial position.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

See Note 5 for a discussion of an adjustment made during the first quarter of 2002 to the carrying amount of goodwill recognized as part of the purchase of Louis Dreyfus. There were no other significant changes in the carrying amount of goodwill during the first quarter of 2002.

All of the Company's intangible assets are subject to amortization. Intangible assets amortization expense was $5 million for the first quarter of 2002 and $4 million for the first quarter of 2001. There were no material acquisitions of intangible assets during the first quarter of 2002. The components of intangible assets at March 31, 2002 were as follows:
	Gross Carrying Amount	Accumulated Amortization
	(Millions)

Software and software licenses	$172	$66
Other	21	15
Total	$193	$81

Amortization expense for the net carrying amount of intangible assets at March 31, 2002 is estimated to be $18 million for 2002, $17 million for 2003, $16 million for 2004, $15 million for 2005 and $14 million for 2006.

Note 5.     Acquisition

Louis Dreyfus

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus for $1.8 billion. Upon acquisition, Dominion merged Louis Dreyfus into a new subsidiary, DOTEPI, and contributed DOTEPI to the Company. The purchase price allocation was completed during the first quarter of 2002 when Dominion received information from outside specialists and increased liabilities and goodwill each by $24 million. All of the goodwill arising from the Louis Dreyfus acquisition has been allocated to the Exploration and Production segment for purposes of impairment testing under SFAS No. 142.

Note 6.     Restructuring Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after completing the transition period for fully integrating the Company into Dominion's existing organization and operations, management initiated a focused review of Dominion's combined operations. As a result, the Company recognized restructuring costs which included employee severance and related benefits and the abandonment of leased office space no longer needed.

Under the 2001 restructuring plan, the Company identified approximately 141 salaried positions to be eliminated and recorded $13 million in employee severance-related costs. Through March 31, 2002, 76 positions had been eliminated.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The change in the liabilities for severance and related costs and lease abandonment costs during the first quarter of 2002 is presented below:
	Severance Liability	Lease Abandonment Liability
	(Millions)

Balance at December 31, 2001	$13	$7
Amounts paid	(1)	-
Balance at March 31, 2002	$12	$7

For additional information on restructuring activities, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 7.    Comprehensive Income

Total comprehensive income (loss) was $(22) million and $137 million for the three months ended March 31, 2002 and 2001, respectively.

Note 8.    Derivatives and Hedge Accounting

The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $105 million, net of taxes of $57 million in the first quarter of 2001 in connection with the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Other comprehensive income for the quarters ended March 31, 2002 and 2001 included a loss of $224 million and a gain of $77 million, respectively, representing the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings. The Company expects to reclassify approximately $44 million of net losses in AOCI at March 31, 2002 to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of March 31, 2002, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to six years.

The Company recorded an after-tax loss of $14 million (net of income taxes of $8 million) in the first quarter of 2001, representing the cumulative effect of adopting SFAS No. 133 in its Consolidated Statements of Income. The Company recognized a pre-tax net gain of $1 million for hedge ineffectiveness during the quarter ended March 31, 2002. This amount includes a gain of $2 million related to fair value hedges and a loss of $1 million related to cash flow hedges. Hedge ineffectiveness recognized during the quarter ended March 31, 2001 was insignificant. In addition, the Company recognized a pre-tax loss of $1 million during the quarter ended March 31, 2001, representing the change in time value excluded from the measurement of effectiveness for options designated as cash flow hedges subsequent to January 1, 2001. The change in time value excluded from the measurement of hedge effectiveness during the quarter ended March 31, 2002 was insignificant.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9.     Assets Held For Sale-International Investments

CNG International, Inc. (CNG International) was engaged in energy-related activities outside the United States, primarily through equity investment in energy activities in Australia. Consistent with its strategy to focus on its core business, management has committed to a plan to dispose of the entire operations of CNG International. At March 31, 2002 and December 31, 2001, the Company recorded $89 million and $76 million, respectively, as assets held for sale.

See Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information.

Note 10.    Long-Term Debt

On January 25, 2002, the Company redeemed $6 million of its 9.25 percent senior notes due June 15, 2004.

In April 2002, the Company filed a $1.5 billion shelf registration with the Securities and Exchange Commission (SEC), that would permit the issuance of debt and trust issued preferred securities to meet future capital requirements. The shelf registration became effective on April 23, 2002.

Note 11.    Dividend Restrictions

The 1935 Act prohibits registered holding companies and their subsidiaries from paying dividends out of capital or unearned surplus except when they have received specific SEC authorization. In January 2002, the Company filed an application with the SEC for relief from the restriction on paying dividends out of unearned surplus of DOTEPI, the subsidiary into which Louis Dreyfus was merged. The request was for relief up to an amount equal to Louis Dreyfus' retained earnings before the merger.

Note 12.    Commitments and Contingencies

Other than the fuel purchase commitments discussed below, there have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the three months ended March 31, 2002.

Fuel Purchase Commitments

The Company enters into long-term purchase commitments for natural gas. At March 31, 2002, estimated payments under these commitments for the next five years and beyond are as follows: 2002-$102 million; 2003-$61 million; 2004-$31 million; 2005-$28 million; 2006-$26 million; and thereafter-$288 million.

Guarantees

The Company has guaranteed the performance of its subsidiaries under certain commodity, debt and other contracts. At March 31, 2002, such guarantees totaled $1.2 billion. Subject to such guarantees, commodity and other contracts totaled $838 million and $35 million, respectively, and subsidiary debt totaled $288 million.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13.    Related Party Transactions

The Company exchanges certain quantities of natural gas with Dominion affiliates at index prices, and electricity at market prices, in the ordinary course of business. The Company purchased approximately $39 million and $9 million of natural gas from Dominion affiliates and sold approximately $25 million and $48 million of natural gas, gas transportation and storage services to Dominion affiliates in the first quarter of 2002 and 2001, respectively.

The Company enters into certain commodity derivative contracts with Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by the Company to manage commodity price risks associated with purchases and sales of natural gas. The Company designates the majority of these contracts as hedges for accounting purposes. The Company's Consolidated Balance Sheets include derivative assets with Dominion affiliates of $41 million and $56 million and derivative liabilities with Dominion affiliates of $82 million and $158 million at March 31, 2002 and December 31, 2001, respectively. Net realized losses of $20 million and net realized gains of $44 million associated with commodity derivative contracts with Dominion affiliates were recognized during the quarters ended March 31, 2002 and 2001, respectively.

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company in the first quarter of 2002 and 2001 was approximately $39 million and $36 million, respectively.

In March 2002, Dominion advanced $496 million, net of repayments of $41 million, to the Company pursuant to a zero percent, short-term demand note (Demand Note); Dominion subsequently converted $200 million of the amounts borrowed by the Company to a capital contribution. At March 31, 2002, the net outstanding borrowings under the Demand Note totaled $296 million.

For additional information on related party transactions, see Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 14.    Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's operating segments, reference is made to Notes 1 and 24 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In addition, the Company also reports Corporate and Other as an operating segment. The Corporate and Other segment includes the activities of CNG International and other minor subsidiaries, costs of the Company's corporate operations and certain expenses that are not allocated to the other operating segments. Eliminations represent eliminating adjustments for transactions between the operating segments to reconcile the segment information to consolidated amounts.

	Delivery	Energy	Exploration and Production	Corporate and Other	Eliminations	Total
	(Millions)
Three Months ended March 31, 2002
Operating revenue-external customers	$473	$379	$280	$ -	$ -	$1,132
Operating revenue-intersegment	-	31	12	-	(43)	-
Net income (loss)	85	65	52	(1)	-	201

Three Months ended March 31, 2001
Operating revenue-external customers	$940	$591	$202	$ 2	$ -	$1,735
Operating revenue-intersegment	1	54	25	4	(84)	-
Net income (loss)	96	63	29	(23)	-	165

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis (MD&A) discusses the results of operations and general financial condition of Consolidated Natural Gas Company. MD&A should be read in conjunction with the Consolidated Financial Statements. "The Company" is used throughout MD&A and refers to the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries. The Company is a wholly owned subsidiary of Dominion.

Cautionary Statements Regarding Forward-Looking Information

From time to time the Company makes statements concerning its expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases the reader can identify these forward-looking statements by words such as "anticipate", "estimate", "forecast", "expect", "believe", "could", "plan", "may", "should" or other similar words.

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

  Exposure to unanticipated changes in prices for energy commodities purchased or sold;

  State and federal legislative and regulatory developments, including further deregulation and restructuring of the natural gas industry and changes in environmental and other laws and regulations to which the Company is subject;

  The effects of competition, including the extent and timing of the entry of additional competitors in the gas markets;

  The Company's pursuit of potential business strategies, including acquisitions or dispositions of assets;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in the Company's ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

  Financial or regulatory accounting principles or policies imposed by standard setting bodies;

  Political, legal, and economic conditions and developments in the U.S. This would include the threat of domestic terrorism, inflation rates and monetary fluctuations;

  Changing market conditions and other factors related to physical and financial energy marketing activities, including energy commodity prices, basis, counterparty credit risk, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

  Financial market conditions, including availability and cost of capital, and the Company's ability to obtain financing on favorable terms;

  The performance of the Company's projects and the success of efforts to invest in and develop new opportunities, including development of gas and oil projects;

  Employee workforce factors, including collective bargaining agreements with union employees;

  Risks associated with exploring for, developing and producing natural gas and crude oil;
  Maintenance and growth of gas and oil production levels; and
  Anticipated natural gas reserve levels.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The Company bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made. Interested parties should also consider other risks identified from time to time in the Company's reports and registration statements filed with the SEC.

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on three primary operating segments: Delivery, Energy and Exploration and Production. See Notes 1 and 14 to the Consolidated Financial Statements for additional information on operating segments.

Critical Accounting Policies

See MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies. These policies include the accounting for risk management contracts at fair value, accounting for gas and oil operations and accounting for regulated operations.

Results of Operations

The Company's discussion of its results of operations includes a summary of contributions by the operating segments to net income, an overview of consolidated results of operations and a more detailed discussion of the results of operations of the operating segments.

	Net Income		Operating Revenue		Operating Expenses
Three Months Ended March 31,	2002	2001	2002	2001	2002	2001
	(Millions)

Delivery	$ 85	$ 96	$ 473	$ 941	$341	$ 783
Energy	65	63	410	645	302	537
Exploration and Production	52	29	292	227	196	176
Corporate and Other	(1)	(23)	-	6	(2)	8
Eliminations	-	-	(43)	(84)	(43)	(84)
Total	$201	$165	$1,132	$1,735	$794	$1,420

Overview of First Quarter 2002 Results

Net income in the first quarter of 2002 was $201 million, an increase of $36 million, as compared with net income of $165 million in the same quarter of 2001. The results reflected higher gas and oil production, attributable primarily to the addition of DOTEPI in the first quarter of 2002, partially offset by lower regulated service revenue due to milder weather, as compared to the first quarter of 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Segment Results

Due to the regulated nature of the Delivery segment and the transmission business of the Energy segment of the Company's operations, operating results can be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operations. Weather is also an important factor since a major portion of the gas sold or transported by the distribution and transmission operations is ultimately used for space heating.

Delivery Segment
	Three Months Ended March 31,
	2002	2001
	(Millions)

Operating revenue	$473	$941
Net income contribution	$ 85	$ 96

	(Billion Cubic Feet)
Throughput:
Gas sales	52	79
Gas transportation	85	83
Total throughput	137	162

The Company's Delivery segment contributed $85 million to net income in the first quarter of 2002, as compared to its $96 million contribution to net income in the first quarter of 2001. The operating results for the Delivery segment reflect the impact of weather on demand for natural gas. The Delivery segment's operating results reflected lower regulated gas sales revenue for the first quarter of 2002, as compared to the same period in 2001, partially offset by higher gas transportation revenue and lower operating costs, principally in purchased gas. The lower regulated gas sales revenue and purchased gas costs in the three months ended March 31, 2002 reflected lower volumes due to milder weather and lower natural gas prices reflected in rates, as compared to the first quarter of 2001. The heating degree-days in the first quarter of 2002 were 12 percent lower than in the comparable quarter of 2001. The increase in gas transportation revenue was attributable to higher transport volumes, reflecting the continued migration of residential and commercial customers from sales to transport service under the "Energy Choice" programs in Ohio and Pennsylvania.

Total throughput for the Delivery segment in the first quarter of 2002 was lower, as compared to the same period in 2001. The quarter-to-quarter comparison reflected lower sales volumes, but higher volumes transported, for residential and commercial customers in the first quarter of 2002. The lower sales volumes reflected milder weather in the first quarter of 2002, as compared to the same period in 2001. Higher transport volumes in the first quarter of 2002, due primarily to the migration of residential and commercial customers from sales to transport service under the "Energy Choice" programs in Ohio and Pennsylvania. Total deliveries to industrial customers were 29 bcf in the three months ended March 31, 2002, as compared to 32 bcf in the same quarter of 2001. The decrease was due to lower levels of industrial activity.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Energy Segment
	Three Months Ended March 31,
	2002	2001
	(Millions)

Operating revenue	$410	$645
Net income contribution	$ 65	$ 63

	(Billion Cubic Feet)
Throughput:
Gas sales	65	72
Gas transportation	201	211
Total throughput	266	283

The Company's Energy segment contributed $65 million to net income for the first quarter of 2002, as compared to $63 million in the same period in 2001. The operating results for the Energy segment reflected lower nonregulated gas sales revenue for the first quarter of 2002, offset by lower operating costs, principally in purchased gas.

Nonregulated gas sales volumes were lower in the first quarter of 2002, while average sales prices were $3.66 per thousand cubic feet (mcf), a $3.15 decrease from the comparable quarter of 2001. The lower sales volumes in the three months ended March 31, 2002 reflected lower sales by gas marketing operations, as a result of the milder weather. The decrease in average sales prices in the quarter-to-quarter comparison reflected the effect of significantly higher sales prices in the comparable period in 2001. Natural gas by-product revenue was lower, as higher volumes were offset by lower prices for all product classes.

Exploration and Production Segment
	Three Months Ended March 31,
	2002	2001
	(Millions)

Operating revenue	$292	$227
Net income contribution	$ 52	$ 29

Production:
Gas (bcf)	64	37
Oil (000 bbls)	2,175	1,354
Average realized prices with hedging results:
Gas (per mcf)	$ 3.45	$ 3.05
Oil (per bbl)	$16.42	$28.02
Average prices without hedging results:
Gas (per mcf)	$ 2.42	$ 6.91
Oil (per bbl)	$15.77	$28.99

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The Company's Exploration and Production segment contributed $52 million to net income for the first quarter of 2002, as compared to $29 million in the first quarter of 2001. The results reflected higher gas and oil production revenue, attributable primarily to the addition of DOTEPI in the first quarter of 2002. In November 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus, a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma. Dominion completed the acquisition by merging Louis Dreyfus into a new subsidiary, DOTEPI. Immediately after the merger, Dominion contributed DOTEPI to the Company. The acquisition of DOTEPI increased the Company's proved gas and oil reserves by 100 percent. Other revenue was lower in the first quarter of 2002, as compared to the first quarter of 2001, reflecting lower realized prices from brokered oil sales. The increased gas and oil production was partially offset by higher operating costs, principally in depreciation, depletion and amortization, reflecting the additional production costs of DOTEPI.

Corporate and Other Segment

The Corporate and Other segment includes the activities of CNG International and other minor subsidiaries, as well as costs of the Company's corporate operations and certain expenses which are not allocated to the other operating segments.

Future Issues and Other Information

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. It is recommended that this section be read in conjunction with Management's Discussion & Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Regulated Gas Distribution Operations

Rate Matters-Pennsylvania

The Pennsylvania Public Utility Commission issued an audit report on March 14, 2002 regarding a compliance audit of the Company's purchased gas cost rates for the years 1997 through 1999. The Company was directed to refund $5 million to sales customers over a two-year period beginning April 1, 2002.

Accounting Matters

In 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. See Notes 3 and 4 to the Consolidated Financial Statements for discussion of the Company's evaluation of the impact of adopting these new standards.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Company, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis (MD&A) for discussion on various regulatory proceedings to which the Company is a party.

In April 2002, the U.S. Court of Appeals for the District of Columbia vacated and remanded a Federal Energy Regulatory Commission (FERC) order that Dominion had contested. The FERC order, issued in May 2000, originally required Dominion to adopt codes of conduct among its regulated and unregulated energy affiliates as a condition of FERC's approval of the merger between Dominion and the Company.

ITEM 5. OTHER INFORMATION

On April 25, 2002, members of Service Employees International Union (SEIU) Local 69-II ratified a new labor contract with Dominion Transmission, Inc. and Hope Gas, Inc. The agreement is retroactive to April 1, 2002 and will extend until April 1, 2006.

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

3.3	Bylaws as in effect on December 15, 2000 (Exhibit 3B to Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3196, incorporated by reference).

(b) Reports on Form 8-K:
1.	The Company filed a report on Form 8-K/A, dated January 11, 2002, relating to required financial statement disclosures for the Louis Dreyfus acquisition.
2.	The Company filed a report on Form 8-K, dated January 29, 2002, relating to Dominion's press release announcing unaudited results of operations for the fiscal year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant

May 3, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)