Form 10-Q
period 2002-06-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2002-08-07
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

As of July 31, 2002, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

TABLE OF CONTENTS
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-16
Item 2.	Management's Discussion and Analysis of Results of Operations	17-22
	PART II. Other Information
Item 1.	Legal Proceedings	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23-24

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Operating Revenue	$788	$745	$1,920	$2,480

Operating Expenses
Purchased gas, net	221	267	626	1,326
Liquids, pipeline capacity and other purchases	52	69	104	134
Other operations and maintenance	153	140	293	282
Depreciation, depletion and amortization	135	93	272	189
Other taxes	41	33	101	91
Total operating expenses	602	602	1,396	2,022

Income from operations	186	143	524	458

Other income	11	3	19	21

Interest and related charges:
Interest expense, net	35	35	69	96
Distributions-preferred securities of subsidiary trust	4	-	11	-
Total interest and related charges	39	35	80	96

Income before income taxes	158	111	463	383
Income taxes	54	38	158	131
Income before cumulative effect of a change in accounting principle	104	73	305	252
Cumulative effect of a change in accounting principle (net of income taxes of $8)	-	-	-	(14)

Net Income	$104	$ 73	$ 305	$ 238

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	June 30, 2002	December 31, 2001*
	(Millions)
Current Assets
Cash and cash equivalents	$ 55	$ 53
Customer accounts receivable, net	427	594
Other accounts receivable	19	32
Receivables and advances from affiliates	60	155
Inventories	85	146
Derivative assets	167	289
Deferred income taxes	64	107
Margin deposit assets	258	20
Prepayments	73	174
Assets held for sale	105	76
Other	63	62
Total current assets	1,376	1,708

Investments	242	237

Property, Plant and Equipment
Property, plant and equipment	13,182	12,417
Accumulated depreciation, depletion and amortization	(5,271)	(5,093)
Total property, plant and equipment, net	7,911	7,324

Deferred Charges and Other Assets
Goodwill	550	519
Intangible assets, net	108	115
Regulatory assets, net	260	267
Prepaid pension cost	643	568
Derivative assets	100	200
Other, net	82	89
Total deferred charges and other assets	1,743	1,758

Total assets	$11,272	$11,027

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*   The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated
     Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2002	December 31, 2001*
	(Millions)
Current Liabilities
Short-term debt	$ 630	$ 776
Accounts payable, trade	450	577
Short-term borrowings from parent	416	-
Payables to affiliates	166	312
Amounts payable to customers	73	134
Accrued interest, payroll and taxes	169	186
Derivative liabilities	240	205
Margin deposit liabilities	-	88
Other	230	248
Total current liabilities	2,374	2,526

Long-Term Debt	3,447	3,445

Deferred Credits and Other Liabilities
Deferred income taxes	1,444	1,566
Derivative liabilities	473	132
Other	192	158
Total deferred credits and other liabilities	2,109	1,856
Total liabilities	7,930	7,827

Commitments and Contingencies (see Note 12)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	200	200

Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	1,340	936
Accumulated other comprehensive income (loss)	(223)	82
Retained earnings	209	166
Total common shareholder's equity	3,142	3,000

Total liabilities and shareholder's equity	$11,272	$11,027

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*   The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated
     Financial Statements at that date.

** Debt securities issued by Consolidated Natural Gas Company constitute 100 percent of the Trust's assets.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2002	2001
	(Millions)
Cash Flows From (Used In) Operating Activities
Net income	$ 305	$ 238
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of a change in accounting principle	-	14
Depreciation, depletion and amortization	272	189
Deferred income taxes-net	86	(12)
Changes in assets and liabilities:
Accounts receivable	180	254
Receivables and advances due from affiliates	96	(34)
Inventories	60	17
Margin deposit assets and liabilities	(326)	384
Prepayments	100	45
Accounts payable, trade	(65)	(187)
Payables to affiliates	(201)	120
Accrued interest, payroll and taxes	(18)	(63)
Other	(20)	63
Net cash from operating activities	469	1,028

Cash Flows Used In Investing Activities
Plant construction and other property additions	(109)	(182)
Gas and oil properties and equipment	(816)	(342)
Other	(9)	(31)
Net cash used in investing activities	(934)	(555)

Cash Flows From (Used In) Financing Activities
Short-term borrowings from parent	816	-
Repayment of short-term debt, net	(145)	(688)
Issuance of long-term debt	-	496
Repayment of long-term debt	(6)	(84)
Dividends paid	(206)	(178)
Other	8	-
Net cash from (used in) financing activities	467	(454)

Increase in cash and cash equivalents	2	19
Cash and cash equivalents at beginning of period	53	58
Cash and cash equivalents at end of period	$ 55	$ 77

Supplemental Cash Flow Information
Noncash transaction from financing activities:
Conversion of short-term borrowings from parent to paid-in capital	$ 400	-

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act), is a wholly owned subsidiary of Dominion Resources, Inc. (Dominion). The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end-users in the Midwest, the Mid-Atlantic states and the Northeast. The Company's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore. The Company also provides a variety of energy marketing services and holds an equity investment in energy-related activities in Australia that is classified as held for sale. See Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information.

The Company manages its daily operations through three primary operating segments: Delivery, Energy, and Exploration and Production. In addition, the Company also reports its corporate and other operations as an operating segment. Assets remain wholly owned by its legal subsidiaries. For a detailed description of the Company's operating segments, see Note 15.

Within this document, "the Company" is used and, depending on the context of its use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of the Consolidated Natural Gas Company's consolidated subsidiaries or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries.

Note 2.     Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2002, and its results of operations for the three and six-month periods and cash flows for the six-month periods ended June 30, 2002 and 2001.

The consolidated financial statements represent the accounts of the Company and its subsidiaries, with all significant intercompany transactions eliminated in consolidation. The Company follows the equity method of accounting for investments in partnerships and corporate joint ventures when the Company is able to influence the financial and operating policies of the investee. For all other investments, the cost method is applied.

The accompanying unaudited consolidated financial statements reflect certain estimates and assumptions made by management in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Note 3.     Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company will adopt this standard effective January 1, 2003. The Company has identified certain retirement obligations that will be subject to the standard. These obligations are associated with the removal of certain storage tanks, the abandonment of certain natural gas pipelines and dismantlement and restoration activities for its gas and oil wells and platforms. The standard requires that any transition adjustments measured at adoption will be recognized as a cumulative effect of a change in accounting principle. The Company has not yet determined the financial impact of adopting this new standard. For more information, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 4.     Goodwill and Intangible Assets

In 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company is required to test its goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances might indicate that the fair value of the Company's reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the transitional goodwill impairment test during the second quarter of 2002 and found no instances of impairment.

Other than the $24 million adjustment made during the first quarter of 2002 to the carrying amount of goodwill recognized as part of the purchase of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), there were no significant changes in the carrying amount of goodwill during the first half of 2002. See Note 5. In addition, all of the goodwill arising from the Louis Dreyfus acquisition has been allocated to the Exploration and Production segment for purposes of impairment testing under SFAS No. 142.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

All of the Company's intangible assets other than goodwill are subject to amortization. Intangible assets amortization expense was $4 million and $9 million for the quarter and six months ended June 30, 2002, respectively, and $4 million and $8 million for the quarter and six months ended June 30, 2001, respectively. There were no material acquisitions of intangible assets during the first half of 2002. The components of intangible assets at June 30, 2002 were as follows:
	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Software and software licenses	$178	$75
Other	15	10
Total	$193	$85

Amortization expense for intangible assets is estimated to be $19 million for 2002, $17 million for 2003, $16 million for 2004, $15 million for 2005 and $14 million for 2006.

Note 5.     Acquisition

Louis Dreyfus

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus, a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma, for $1.8 billion in Dominion common stock and cash. Dominion acquired Louis Dreyfus by merging it into a newly formed wholly owned subsidiary, Dominion Oklahoma Texas Exploration & Production, Inc. (DOTEPI). Immediately after the merger, Dominion contributed DOTEPI to the Company. The purchase price allocation was completed during the first quarter of 2002 upon receipt of information from outside specialists, increasing liabilities and goodwill each by $24 million.

Note 6.     Restructuring Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after fully integrating the Company into Dominion's existing organization and operations, management initiated a focused review of Dominion's combined operations. As a result, the Company recognized restructuring costs which included employee severance and related benefits and the abandonment of leased office space no longer needed.

Under the 2001 restructuring plan, the Company identified approximately 141 salaried positions to be eliminated and recorded $13 million in employee severance-related costs. Through June 30, 2002, the Company had eliminated 95 positions.

The change in the liabilities for severance and related costs and lease abandonment costs during the first six months of 2002 is presented below:
	Severance Liability	Lease Liability
	(Millions)
Balance at December 31, 2001	$13	$7
Amounts paid	(2)	(1)
Balance at June 30, 2002	$11	$6

For additional information on restructuring activities, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 7.    Comprehensive Income

For the three months ended June 30, 2002 and 2001, the Company recognized total comprehensive income of $22 million and $170 million, respectively. For the six months ended June 30, 2002 and 2001, the Company recognized total comprehensive income of $0.2 million and $306 million, respectively. Other comprehensive income for the three and six-month periods ended June 30, 2002 and 2001 relates primarily to the effective portion of the changes in fair values of derivatives designated as hedging instruments in cash flow hedges as described in more detail in Note 8.

Note 8.    Derivatives and Hedge Accounting

The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $105 million, net of taxes of $57 million, in the first quarter of 2001 in connection with the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in the Company's accumulated other comprehensive income (loss) associated with the effective portion of the change in fair value of derivatives designated as hedging instruments in cash flow hedges, net of taxes and related amounts reclassified to earnings follow:

Three Months Ended June 30,		Six Months Ended June 30,
2002	2001	2002	2001
(Millions)
$(81)	$97	$(305)	$173

Based on balances at June 30, 2002, the Company expects to reclassify approximately $41 million of net losses from AOCI to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (for example, anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of June 30, 2002, the Company hedged its exposure to the variability in future cash flows for forecasted transactions over periods of one to six years.

The Company recorded an after-tax loss of $14 million (net of income taxes of $8 million) in the first quarter of 2001, representing the cumulative effect of adopting SFAS No. 133 in its Consolidated Statements of Income. The Company recognized pre-tax increases (decreases) in earnings for hedge ineffectiveness as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Ineffectiveness:
Fair value hedges	$ 1	$ 1	$ 3	$ 1
Cash flow hedges	(7)	-	(8)	-
Total	$(6)	$ 1	$(5)	$ 1

For options designated as hedging instruments, the Company excludes the changes in the options' fair value attributable to time value from the measurement of hedge effectiveness. Such amounts were included in earnings but did not exceed $1 million in any of the reported periods.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Margin Deposit Assets and Liabilities

Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from credit exposures exceeding agreed-upon credit limits. Amounts reported as margin deposit liabilities represent funds held by the Company that resulted from credit exposures for various trading counterparties exceeding agreed-upon credit limits. These credit limits and the mechanism for calculating the amounts to be held on deposit are determined in the International Swap Dealers Association (ISDA) master agreements in place between the Company and its counterparties. As of June 30, 2002 and December 31, 2001, the Company had margin assets (funds paid by the Company and held by counterparties) of $258 million and $20 million, respectively. Margin deposit liabilities (funds paid by counterparties and held by the Company) were $88 million at December 31, 2001, and there were no margin deposit liabilities at June 30, 2002.

Note 9.    Ceiling Test

As more fully described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test". Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves. As currently permitted by the SEC, the Company uses hedge adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of June 30, 2002, the use of period-end market prices rather than hedge-adjusted prices, as otherwise required by the full cost method, would not have resulted in an impairment charge. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, the Company may satisfy the ceiling test using hedge-adjusted prices, whereas the use of market prices could have resulted in an impairment charge.

Note 10.    Significant Debt Transactions

Joint Credit Facilities

In May 2002, the Company, Dominion and Virginia Electric and Power Company (Virginia Power), a wholly owned subsidiary of Dominion, entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million 3-year revolving credit facility that terminates in May 2005. The $1.25 billion 364-day revolving credit facility replaced a similar credit facility of $1.75 billion that matured in May 2002. The new facilities will be used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and the Company and for other general corporate purposes. The multi-year facility can also be used to support up to $200 million of letters of credit. Letters of credit issued under the facility totaled $185 million at June 30, 2002 and were primarily issued on behalf of the Company.

Long-Term Debt

In January 2002, the Company redeemed $6 million of its 9.25 percent senior notes due June 15, 2004 at a repurchase price of 101 percent of principal plus accrued interest. The redemption was required as a result of the exercise of options by holders of the notes under terms of the applicable indenture.

At June 30, 2002, the Company had $1.5 billion of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11.    Dividend Restrictions

The 1935 Act prohibits registered holding companies and their subsidiaries from paying dividends out of capital or unearned surplus except when they have received specific SEC authorization. In January 2002, the Company filed an application with the SEC for relief from the restriction on paying dividends out of the unearned surplus of DOTEPI, the subsidiary into which Louis Dreyfus was merged. The request was for relief up to an amount equal to Louis Dreyfus' retained earnings before the merger. As of June 30, 2002, the application was still pending with the SEC.

Note 12.    Commitments and Contingencies

Other than the fuel purchase commitments and lease commitment discussed below, there have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the six months ended June 30, 2002.

Fuel Purchase Commitments

The Company enters into long-term purchase commitments for natural gas primarily to supply its gas marketing and regulated distribution operations. At June 30, 2002, estimated payments under these commitments for the next five years and beyond are as follows: 2002-$84 million; 2003-$83 million; 2004-$31 million; 2005-$28 million; 2006-$26 million; and thereafter-$288 million.

Lease Commitment

A subsidiary of the Company has attained Exempt Wholesale Generator (EWG) status from the Federal Energy Regulatory Commission and has entered into an operating lease agreement with another Dominion subsidiary, Dominion Equipment, Inc., to lease a power generation facility in Armstrong, Pennsylvania. The future minimum lease payments under this agreement as of June 30, 2002 are as follows: 2002-$6 million; 2003-$8 million; 2004-$12 million; 2005-$13 million; and 2006-$12 million. The facility became available for commercial operations during the second quarter of 2002. The facility's operations, included in the Company's Energy segment, had no material impact on the Company's revenue, net income or cash flows for the three and six months ended June 30, 2002.

Guarantees and Letter of Credit

As part of normal business, the Company is a party to various financial guarantees, performance guarantees and other guarantees for certain subsidiaries. The amounts subject to certain of these guarantees will vary depending on the covered contracts actually outstanding at any particular point in time. Guarantees and standby letters of credit are used, when necessary, to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis. Accordingly, the Company provides guarantees to third parties on behalf of subsidiaries so the third parties will be willing to enter into contracts with the subsidiaries and to extend sufficient credit to facilitate the subsidiaries' accomplishment of intended commercial purposes. In such instances, guarantees may be used to limit exposures resulting from subsidiary business activities to pre-defined amounts. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, such liability is included in the Company's consolidated financial statements. Only in those limited instances where the Company issues a guarantee on behalf of a related party that is not consolidated in the preparation of the Company's consolidated financial statements would performance under the guarantee result in the recognition of additional liabilities in the Company's consolidated financial statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guarantees

At June 30, 2002 and December 31, 2001, outstanding guarantees totaled $1.4 billion and $1.1 billion, respectively. The Company believes it unlikely that it would be required to perform or otherwise incur any losses associated with guarantees.

As of June 30, 2002, the outstanding guarantees of $1.4 billion represented the following types of guarantees:

Guarantee of Consolidated Subsidiary Debt-The Company has guaranteed the payment of interest and principal on the $288 million of DOTEPI's debt. The debt is included in the Company's consolidated balance sheet at June 30, 2002. In the event of default by DOTEPI, the Company would be obligated to repay such amounts.

Guarantees Supporting Commodity Transactions of Consolidated Subsidiaries-The Company has also guaranteed amounts up to approximately $1.1 billion of commodity-related payments primarily for certain of its subsidiaries involved in natural gas and oil production and energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Company's consolidated balance sheet at June 30, 2002. If any one of these subsidiaries fails to perform or pay under the contracts and the counterparties seek performance or payment, the Company would be obligated to satisfy such obligation. The Company receives similar guarantees as collateral for credit extended by the Company.

Standby Letter of Credit

At June 30, 2002, the Company had authorized the issuance of a standby letter of credit by a financial institution in the amount of $175 million, for the benefit of a counterparty that had extended credit to the Company. In the unlikely event that the Company does not pay amounts when due under the covered contracts, the counterparty may present its claim for payment to the financial institution, which would then request payment from the Company. The letter of credit is backed by the 3-year revolving credit facility that matures in May 2005. See Note 10. As of June 30, 2002, no amounts had been presented for payment under this letter of credit.

Note 13.    Related Party Transactions

The Company exchanges certain quantities of natural gas with Dominion affiliates at index prices in the ordinary course of business. The affiliated commodity transactions are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Purchases of natural gas from affiliates	$68	$76	$107	$85
Sales of natural gas, gas transportation and storage services to affiliates
	40	47	64	95

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company enters into certain commodity derivative contracts with Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by the Company to manage commodity price risks associated with purchases and sales of natural gas. The Company designates the majority of these contracts as hedges for accounting purposes. At June 30, 2002 and December 31, 2001, the Company's Consolidated Balance Sheets included derivative assets with Dominion affiliates of $34 million and $56 million and derivative liabilities with Dominion affiliates of $59 million and $158 million, respectively. The Company's income from operations includes the recognition of the following derivative gains and losses on affiliated transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Net realized losses (gains) on commodity derivative contracts	$10	$1	$31	$(42)

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company in the second quarter of 2002 and 2001 was approximately $43 million and $40 million, respectively, and in the first six months of 2002 and 2001 was approximately $81 million and $76 million, respectively.

During the six months ended June 30, 2002, Dominion advanced $816 million, net of repayments, to the Company pursuant to a zero percent interest, short-term demand note (Demand Note); Dominion subsequently declared $400 million of the amounts borrowed by the Company to be an equity contribution. At June 30, 2002, the net outstanding borrowings under the Demand Note totaled $416 million.

For information about the leasing of a power generation facility in Armstrong, Pennsylvania by a subsidiary of the Company from another Dominion subsidiary, Dominion Equipment, Inc., see Note 12.

For additional information on related party transactions, see Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 14.    Concentration of Credit Risk

Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. The Company sells natural gas and provides distribution services to residential, commercial and industrial customers and transmission services to utilities and other energy companies. These transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States. Management does not believe that this geographic concentration contributes significantly to the Company's overall exposure to credit risk.

Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Dominion and its subsidiaries, including the Company, maintain credit policies with respect to its counterparties that management believes minimize overall credit risk. Such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Dominion, on behalf of the Company and its subsidiaries, also monitors the financial condition of existing counterparties on an ongoing basis. The Company maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion's credit policies and the Company's June 30, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, the Company's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by the Company and held as margin deposits. Presented below is a summary of the Company's gross and net credit exposure as of June 30, 2002. The amounts presented exclude accounts receivable for gas sales and services and regulated gas transmission services and the Company's provision for credit losses.
	At June 30, 2002(1)
(millions)	Gross Credit Exposure	Collateral	Net Credit Exposure
Investment grade counterparties(2)	$132	$--	$132
Non-rated counterparties(3)	70	--	70
Rated non-investment grade counterparties(4)	7	--	7
Total	$209	$--	$209

_______________________

(1) While the reported amounts are as of June 30, 2002, counterparties are categorized based on credit ratings as of August 1, 2002.

(2) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's or BBB- assigned by Standard & Poor's Corporation (S&P). The largest individual investment grade counterparty represents approximately 11 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or S&P. The largest individual non-rated counterparty represents approximately 3 percent of total gross credit exposure.

(4) This category includes counterparties with credit ratings that are below investment grade. The two largest rated non-investment grade counterparties, combined, represented 3 percent of the total gross credit exposure at June 30, 2002.

Note 15.    Operating Segments

The Company manages its operations through the following operating segments:

The Delivery segment manages the Company's retail gas distribution systems and customer service operations.

The Energy segment manages the Company's pipeline, storage and by-product operations, gas and oil production activities, and the activities of the Company's gas marketing subsidiaries.

The Exploration and Production segment manages the Company's onshore and offshore gas and oil exploration, development and production operations.

The Company also reports its corporate and other operations as an operating segment. The Corporate and Other segment includes:

  costs of the Company's corporate operations;

  costs associated with cumulative effect of adopting SFAS No. 133 of $22 million ($14 million after taxes) in 2001; and

  activities of CNG International, Inc. and other minor subsidiaries.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company is organized primarily on the basis of products and services sold in the United States. For a detailed description of the Company's operating segments, reference is made to Notes 1 and 24 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

	Delivery	Energy	Exploration and Production	Corporate and Other	Eliminations	Consolidated Total
	(Millions)
Three Months ended June 30,
2002
Operating revenue-external customers	$ 190	$272	$326	$ -	$ -	$ 788
Operating revenue-intersegment	1	15	14	-	(30)	-
Net income (loss)	9	40	59	(4)	-	104

2001
Operating revenue-external customers	$ 250	$282	$203	$ 10	$ -	$ 745
Operating revenue-intersegment	-	25	19	4	(48)	-
Net income (loss)	2	32	46	(7)	-	73

Six Months ended June 30,
2002
Operating revenue-external customers	$ 663	$651	$606	$ -	$ -	$1,920
Operating revenue-intersegment	1	46	26	-	(73)	-
Net income (loss)	94	105	111	(5)	-	305

2001
Operating revenue-external customers	$1,190	$873	$405	$ 12	$ -	$2,480
Operating revenue-intersegment	1	79	44	8	(132)	-
Net income (loss)	98	95	75	(30)	-	238

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Results of Operations (MD&A) discusses the results of operations and general financial condition of Consolidated Natural Gas Company. MD&A should be read in conjunction with the Consolidated Financial Statements. "The Company" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of the Consolidated Natural Gas Company's consolidated subsidiaries or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries. The Company is a wholly owned subsidiary of Dominion Resources, Inc. (Dominion).

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

  Completing the divestiture of CNG International Corporation;

  Regulatory factors, such as changes in the policies or procedures that set rates, changes in the Company's ability to recover investments made under traditional regulation through rates and changes to the frequency and timing of rate increases;

  Financial or regulatory accounting principles or policies imposed by standard setting bodies;

  Political, legal and economic conditions and developments in the U.S. This would include the threat of domestic terrorism, inflation rates and monetary fluctuations;

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

  Changing rating agency requirements;

  The performance of the Company's projects and the success of efforts to invest in and develop new opportunities, including development of gas and oil projects;

  Unanticipated changes in operating expenses and capital expenditures;

  Employee workforce factors, including collective bargaining agreements and labor negotiations with union employees;

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

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on the three primary operating segments: Delivery, Energy and Exploration and Production. For additional information on the Company's operating segments, see Note 15 to the Consolidated Financial Statements.

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

	Net Income		Operating Revenue		Operating Expenses
	2002	2001	2002	2001	2002	2001
	(Millions)
Three Months Ended June 30,
Delivery	$ 9	$ 2	$ 191	$ 250	$ 171	$ 237
Energy	40	32	287	307	220	251
Exploration and Production	59	46	340	222	235	146
Corporate and Other	(4)	(7)	-	14	6	16
Eliminations	-	-	(30)	(48)	(30)	(48)
Consolidated Total	$104	$ 73	$ 788	$ 745	$ 602	$ 602

Six Months Ended June 30,
Delivery	$ 94	$ 98	$ 664	$1,191	$ 512	$1,020
Energy	105	95	697	952	522	788
Exploration and Production	111	75	632	449	431	322
Corporate and Other	(5)	(30)	-	20	4	24
Eliminations	-	-	(73)	(132)	(73)	(132)
Consolidated Total	$305	$238	$1,920	$2,480	$1,396	$2,022

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Consolidated Operating Results-Second Quarter and Six Months Ended June 30, 2002

Net income in the second quarter of 2002 was $104 million, an increase of $31 million, as compared with net income of $73 million in the same quarter of 2001. Net income was $305 million for the six months ended June 30, 2002, representing an increase of $67 million, as compared to $238 million in the comparable period of 2001. The quarterly and six-month results of 2002 reflected higher gas and oil production, attributable primarily to the addition of DOTEPI, and lower regulated service revenue, as compared to the same periods in 2001.

Segment Results

Due to the regulated nature of the Delivery segment and the transmission business of the Energy segment, operating results can be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operations. Weather is also an important factor since a major portion of the gas sold or transported by the distribution and transmission operations is ultimately used for space heating.

Delivery Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Operating revenue	$191	$250	$664	$1,191
Net income contribution	$ 9	$ 2	$ 94	$ 98

Throughput:	(Billion Cubic Feet)
Gas sales	18	15	70	94
Gas transportation	46	38	131	121
Total throughput	64	53	201	215

Operating Results-Second Quarter and Six Months Ended June 30, 2002

The Company's Delivery segment contributed $9 million to net income in the second quarter of 2002, as compared to $2 million in the same quarter of 2001. The Delivery segment contributed $94 million to net income for the six months ended June 30, 2002, as compared to $98 million for the same period in 2001. For the combined regulated gas sales and gas transport service activities, revenue decreased by $73 million and $525 million for the second quarter and six months ended June 30, 2002, as compared to 2001. The decrease in revenue was substantially offset by decreases of $57 million and $483 million in purchased gas costs for the respective periods. As compared to the second quarter of 2001, the lower regulated gas sales revenue and purchased gas costs in the second quarter of 2002 reflected lower natural gas prices, partially offset by higher volumes due to comparably cooler weather early in the quarter. The heating degree-days in the second quarter of 2002 were 24 percent higher than in the comparable quarter of 2001. For the six months ended June 30, 2002, the lower regulated gas sales revenue reflected both lower natural gas prices and lower volumes, as compared to the six-month period in 2001. The lower regulated gas sales volumes reflect customers opting for alternate suppliers under customer choice programs and the comparably milder weather experienced in the first quarter of 2002 in Delivery's service territories. The heating degree-days were 6 percent lower in the six-month period ended June 30, 2002, as compared to the same period in 2001. The change in status of regulated customers from sales to transport under the customer choice programs resulted in $6 million and $22 million increases in gas transportation revenue in the second quarter and six months ended June 30, 2002, as compared to 2001. Approximately 62,000, or 6 percent of the sales customers migrated to the transport service from the comparable period in 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Total throughput for the Delivery segment was higher in the second quarter of 2002 and lower for the six months ended June 30, 2002, as compared to the same periods in 2001. The quarterly results reflected higher volumes in both sales and transport for residential and commercial customers, as compared to the quarter ended June 30, 2001. The higher sales volumes reflected cooler weather in the second quarter of 2002. The six-month results reflected lower sales volumes, but higher volumes transported, for residential and commercial customers, as in the comparable six-month period in 2001. The lower sales volumes for the first six months of 2002, as compared to the six-month period in 2001 reflected milder weather experienced in the first quarter of 2002. Higher transport volumes in both quarterly and six-month periods of 2002 were due primarily to the migration of residential and commercial customers from sales to transport service under customer choice programs. Total deliveries to industrial customers were 25 billion cubic feet (bcf) and 54 bcf in the second quarter and six months ended June 30, 2002, respectively, as compared to 23 bcf and 55 bcf in the same periods of 2001. The decrease in the six-month period of 2002, as compared to 2001, was due primarily to lower levels of industrial activity in the first quarter of 2002 and the bankruptcy reorganization by a major steel-producing customer.

Energy Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Operating revenue	$287	$307	$697	$952
Net income contribution	$ 40	$ 32	$105	$ 95

	(Billion Cubic Feet)
Throughput:
Gas sales	42	39	107	111
Gas transportation	108	93	309	304
Total throughput	150	132	416	415

Operating Results-Second Quarter and Six Months Ended June 30, 2002

The Company's Energy segment contributed $40 million to net income for the second quarter of 2002 and $105 million for the six months ended June 30, 2002, as compared to $32 million and $95 million, respectively, in the same periods of 2001. The quarterly and the six-month results for the Energy segment reflected lower nonregulated gas sales revenue, offset by lower operating costs, principally in purchased gas, as compared to the same periods in 2001.

Although nonregulated gas sales volumes were higher in the second quarter of 2002, the average realized price per thousand cubic feet (mcf) was $3.80, a decrease of $0.19 per mcf, as compared to the comparable quarter in 2001, resulting in a $12 million decrease in revenue. The higher sales volumes in 2002 reflected an increase in heating degree-days, as compared to the same period in 2001. Nonregulated gas sales volumes were lower in the six months ended June 30, 2002, reflecting milder weather in the first quarter of the comparable periods. Furthermore, the average sales price realized was $3.72 per mcf, reflecting a $2.09 decrease from the comparable period in 2001. As a result, nonregulated gas sales revenue decreased by $250 million in the six months ended June 30, 2002, as compared to the same period in 2001. Purchased gas costs decreased $17 million and $255 million for the quarter and six months ended June 30, 2002, as compared to 2001. The decrease in nonregulated gas sales revenue in the quarter-to-quarter and year-to-year comparisons reflected the effect of significantly higher sales prices in the comparable periods of 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration and Production Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Operating revenue (in millions)	$ 340	$ 222	$ 632	$ 449
Net income contribution (in millions)	$ 59	$ 46	$ 111	$ 75

Production:
Gas (bcf)	67	35	131	72
Oil (000 bbls)	2,231	1,286	4,406	2,640
Average realized prices with hedging results:
Gas (per mcf)	$ 3.57	$ 3.69	$ 3.51	$ 3.37
Oil (per bbl)	$24.04	$25.78	$22.68	$26.93
Average prices without hedging results:
Gas (per mcf)	$ 3.28	$ 4.49	$ 2.86	$ 5.73
Oil (per bbl)	$25.68	$26.66	$23.09	$27.86

Operating Results-Second Quarter and Six Months Ended June 30, 2002

The Company's Exploration and Production segment contributed $59 million and $111 million to net income for the quarter and six months ended June 30, 2002, as compared to $46 million and $75 million in the same periods of 2001. The quarterly and six-month results of 2002 reflected higher gas and oil production as compared to the same periods in 2001, attributable primarily to the additional production provided by DOTEPI. For a discussion of the Company's acquisition of DOTEPI, see Note 5 to the Consolidated Financial Statements. The increased gas and oil production revenue for the quarter and six months ended June 30, 2002 was partially offset by higher operating costs, reflecting the additional production costs of DOTEPI. The higher operating costs included increases of $40 million and $78 million in depreciation, depletion and amortization and $26 million and $40 million in operation and maintenance expenses for the quarter and six months ended June 30, 2002, respectively.

Corporate and Other Segment

Net loss for the Corporate and Other segment was $4 million and $5 million for the quarter and six months ended June 30, 2002, respectively, as compared to $7 million and $30 million, respectively, for the comparable periods in 2001. The decrease in net loss in the quarter ended June 30, 2002 resulted from lower interest expense. The decrease in net loss in the six months ended June 30, 2002 resulted from higher equity earnings ($4 million), lower interest expense ($7 million) and the $14 million cumulative effect of adopting SFAS No. 133 in 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Other Information

For a discussion of matters that may affect the Company and its future operations, see Future Issues and Outlook in Management's Discussion & Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Accounting Matters

In 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. See Notes 3 and 4 to the Consolidated Financial Statements for discussion of the impact of adopting these new standards.

Pending Acquisition

In July 2002, a subsidiary of the Company reached an agreement to purchase Cove Point LNG Limited Partnership (Cove Point) from The Williams Companies. Cove Point's assets include a liquefied natural gas import facility located near Baltimore, Maryland. Under the terms of the agreement, the Company will acquire Cove Point for approximately $217 million, plus an estimated $18 million to $28 million for additional capital expenditures expected to be incurred before closing. The Company expects to incur additonal capital expenditures of approximately $70 million to $80 million through 2003. The transaction is expected to close in September 2002, subject to approval under United States anti-trust laws. No other regulatory approvals are needed.

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

ITEM 5. OTHER INFORMATION

The matters discussed in this item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward-Looking Information in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of the Company.

Greenbrier Pipeline

In July 2002, Greenbrier Pipeline Company, LLC submitted its application for a FERC certificate to construct and operate its proposed Greenbrier Pipeline. The 280-mile Greenbrier Pipeline is planned to originate in Kanawha County, West Virginia and extend to Granville County, North Carolina. The Company owns 67 percent of Greenbrier Pipeline Company, LLC, with Piedmont Natural Gas owning the remaining 33 percent. The FERC certificate is expected to be granted by the third quarter of 2003.

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
4.1

Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form S-3 File No. 333-52602, as filed on December 22, 2000, incorporated by reference); as supplemented by the Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K, File dated April 12, 2001, File No. 1-3196 incorporated by reference); Second Supplemental Indenture, dated October 25, 2001 (Exhibit 4.1, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Third Supplemental Indenture, dated October 25, 2001 (Exhibit 4.3, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K, dated May 22, 2002, File No. 1-3196, incorporated by reference).

12	Ratio of earnings to fixed charges (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

(b) Reports on Form 8-K:

1.

The Company filed a Form 8-K on May 22, 2002, relating to the establishment of a program under which $1,500,000,000 aggregate principal amount of the Company's Medium-Term Notes, Series A would be issued.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED NATURAL GAS COMPANY Registrant

August 7, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)