Form 10-K/A
period 2001-12-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2002-09-10
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Consolidated Natural Gas Company’s (CNG) Form 10-K for the year ended December 31, 2001 has been amended due to the inadvertent omission of the last six pages (pages 81 through 86) of its filing with the Securities and Exchange Commission via EDGAR. These pages were not omitted from electronic or paper copies posted or distributed by the company to its investors, bankers, and any others who have requested it. CNG is refiling Part IV in its entirety and the Form 10-K signature page.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K:

1. Financial Statements

See Index on page 29.

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

CONSOLIDATED NATURAL GAS COMPANY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	At December 31,
	2001	2000
	(Millions)
ASSETS

Current Assets
Cash and cash equivalents	$—	$—
Accounts receivable — other	6	5
Receivables from affiliates	38	25
Advances from affiliates	969	967
Derivative assets	13	—
Prepayments	53	15

Total current assets	1,079	1,012

Investments	6,088	3,941

Deferred Charges and Other Assets
Derivative assets	26	—
Deferred income taxes	6	7
Other	24	5

Total deferred charges and other assets	56	12

Total assets	$7,223	$4,965

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Short-term debt	$776	$1,215
Payables to affiliates	57	2
Accrued interest	38	23
Accrued taxes	—	18
Other	1	3

Total current liabilities	872	1,261

Long-Term Debt	3,130	1,721
Notes Payable to Subsidiary Trust	206	—

Deferred Credits and Other Liabilities	15	17

Total liabilities	4,223	2,999

Common Shareholder’s Equity
Common stock, no par value	1,816	1,816
Other paid-in capital	936	40
Accumulated other comprehensive income (loss)	82	(1)
Retained earnings	166	111

Total common shareholder’s equity	3,000	1,966

Total liabilities and shareholder’s equity	$7,223	$4,965

The accompanying notes are an integral part of the Condensed Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Millions)
Net Cash Flows From Operating Activities	$294	$16	$205

Cash Flows From (Used In) Investing Activities
Money pool investments, net	(1)	(361)	(51)
Acquisition of subsidiaries’ capital stock	(6)	(3)	(119)
Repayment of long-term debt by subsidiaries	15	38	119
Long-term debt financing of subsidiaries	—	—	(391)
Acquisition of DOTEPI, net of cash	(903)	—	—
Sale of VNG	—	532	—
Other	—	—	(1)

Net cash from (used in) investing activities	(895)	206	(443)

Cash Flows From (Used In) Financing Activities
Issuance of long-term debt	1,439	—	397
Repayment of long-term debt	(270)	(45)	(121)
Issuance (repayment) of short-term debt, net	(435)	527	126
Dividends paid	(336)	(704)	(186)
Notes payable to affiliated companies	206	—	—
Other	(3)	—	21

Net cash from (used in) financing activities	601	(222)	237

Decrease in cash and cash equivalents	—	—	(1)
Cash and cash equivalents at beginning of period	—	—	1

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of the Condensed Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (SEC), the unconsolidated condensed financial statements of Consolidated Natural Gas Company (the Company) do not reflect all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the fiscal 2001 Form 10-K, Part II, Item 8.

Accounting for subsidiaries—The Company has accounted for the earnings of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

Income Taxes—The unconsolidated income tax expense or benefit computed for the Company in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflects the tax assets and liabilities of the Company on a stand alone basis and the effect of filing a consolidated U.S. tax return with its subsidiaries.

Note 2.    Long-Term Debt

	At December 31,
	2001	2000
	(Millions)
Long-Term Debt
Senior Notes:
5.75% to 7.375%, due 2003 to 2005	700	700
5.375%, due 2006	500	—
6.25% to 6.875%, due 2007 to 2011	950	—
8.75%, due 2019(1)	—	84
6.875%, due 2026(2)	150	150
6.0% to 6.8%, due 2008 to 2027	800	800

	3,100	1,734
Unamortized discount and premium, net	30	(13)

Total long-term debt	$3,130	$1,721

(1)	The Company redeemed the remaining $84 million Senior Notes in the first quarter of 2001.
(2)	At the exercised option of holders, the Company will be required on October 15, 2006 to purchase the Senior Notes due October 15, 2026 at 100% of the principal amount plus accrued interest.

The Company’s scheduled principal payments of long-term debt at December 31, 2001 are as follows (in millions):

2002	2003	2004	2005	2006	Thereafter	Total
$ —	$150	$400	$150	$500	$1,900	$3,100

CONSOLIDATED NATURAL GAS COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 3.     Guarantees

The Company has guaranteed the performance of its subsidiaries under certain commodity and other contracts and the long-term debt of one of its wholly owned subsidiaries. At December 31, 2001, such guarantees totaled $854 million and $294 million, respectively.

Note 4.     Dividends received from consolidated subsidiaries

The Company received dividends from its consolidated subsidiaries in the amounts of $338 million, $188 million and $243 million for the years 2001, 2000, and 1999, respectively.

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

CONSOLIDATED NATURAL GAS COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A		Column B	Column C				Column D		Column E
Description		Balance at Beginning of Period	Additions				Deductions		Balance at End of Period
			Charged to Expense		Charge to Other Accounts
					(Millions)
Valuation and qualifying accounts which are deducted in the balance sheet from the assets to which the apply:
Allowance for doubtful accounts-customers	1999	$23	$26		$3		$31	(a)	$21
	2000	21	55		(1)		24	(a)	51
	2001	51	35		—		34	(a)	52
Reserves:
Discontinued operations	1999	9	—		—		7	(b)	2
	2000	2	(2)		—		—		—
	2001	—	—		—		—		—

Liability for workforce reductions	1999	10	11		—		12	(c)	9
	2000	9	—		—		6	(c)	3
	2001	3	—		—		3	(c)	—
Liabilities for restructuring and other merger-related costs:
1999 Plan
Severance and related costs	1999	—	5		—		4	(c)	1
	2000	1	—		—		1	(c)	—
	2001	—	—		—		—		—
2000 Plan
Severance and related costs—involuntary	1999	—	—		—		—		—
	2000	—	31		—		18	(c)	13
	2001	13	(2	)(d)	(2	)(e)	8	(c)	1

Severance and related costs—voluntary	1999	—	—		—		—		—
	2000	—	2		—		—		2
	2001	2	—		—		2		—

Lease termination and restructuring	1999	—	—		—		—		—
	2000	—	11		—		5	(c)	6
	2001	6	—		—		5	(c)	1

Other	1999	—	—		—		—		—
	2000	—	6		—		3	(c)	3
	2001	3	—		—		2	(c)	1
2001 Plan
Severance and related costs	1999	—	—		—		—		—
	2000	—	—		—		—		—
	2001	—	13		—		—		13

Lease termination and restructuring	1999	—	—		—		—		—
	2000	—	—		—		—		—
	2001	—	9		—		2		7

(a)	Represents net amounts charged-off as uncollectible.
(b)	Represents operating losses incurred until disposal and liabilities paid.
(c)	Represents payments for workforce reductions and/or restructuring liabilities.
(d)	Represents adjustments reflecting changes in estimates.
(e)	Represents transfer due to merger of the Company’s service company into Dominion’s service company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED NATURAL GAS COMPANY

By:	/s/ THOS. E. CAPPS
Thos. E. Capps
Chairman of the Board of Directors, President and Chief
Executive Officer

Date: March 11 , 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2002.

Name	Position

/s/ THOS. E. CAPPS Thos. E. Capps	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ THOMAS F. FARRELL, II Thomas F. Farrell, II	Executive Vice President and Director

/s/ DUANE C. RADTKE Duane C. Radtke	Executive Vice President and Director

/s/ EDGAR M. ROACH, JR. Edgar M. Roach, Jr.	Executive Vice President and Director

/s/ THOMAS N. CHEWNING Thomas N. Chewning	Executive Vice President and Chief Financial Officer

/s/ STEVEN A. ROGERS Steven A. Rogers	Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED NATURAL GAS COMPANY

By:	/s/ STEVEN A. ROGERS
Steven A. Rogers
Vice President and Controller (Principal
Accounting Officer)

Date: September 10, 2002

CERTIFICATIONS

I, Thos. E. Capps, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Consolidated Natural Gas Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     September 10, 2002

By:	/s/ THOS. E. CAPPS
Thos. E. Capps
Chairman of the Board of Directors,
President and Chief Executive Officer

I, Thomas N. Chewning, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Consolidated Natural Gas Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     September 10, 2002

By:	/s/ THOMAS N. CHEWNING
Thomas N. Chewning
Executive Vice President
and Chief Financial Officer