Form 10-Q
period 2002-09-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2002-11-08
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

As of October 31, 2002, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

TABLE OF CONTENTS

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Operating Revenue	$750	$718	$2,670	$3,198

Operating Expenses
Purchased gas, net	169	215	795	1,541
Liquids, pipeline capacity and other purchases	84	75	188	209
Other operations and maintenance	141	156	434	438
Depreciation, depletion and amortization	143	98	415	287
Other taxes	36	32	137	123
Total operating expenses	573	576	1,969	2,598

Income from operations	177	142	701	600

Other income	9	-	28	21

Interest and related charges:
Interest expense, net	31	28	100	124
Distributions-preferred securities of subsidiary trust	4	-	15	-
Total interest and related charges	35	28	115	124

Income before income taxes	151	114	614	497
Income taxes	38	38	196	169
Income before cumulative effect of a change in accounting principle	113	76	418	328
Cumulative effect of a change in accounting principle (net of income taxes of $8)	-	-	-	(14)

Net Income	$113	$ 76	$ 418	$ 314

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	September 30, 2002	December 31, 2001*
	(Millions)
Current Assets
Cash and cash equivalents	$ 21	$ 53
Customer accounts receivable, net	379	594
Other accounts receivable	17	32
Receivables and advances from affiliates	51	155
Inventories	157	146
Derivative assets	146	289
Deferred income taxes	77	107
Margin deposit assets	44	20
Prepayments	53	174
Assets held for sale	124	76
Other	73	62
Total current assets	1,142	1,708

Investments	244	237

Property, Plant and Equipment
Property, plant and equipment	13,743	12,417
Accumulated depreciation, depletion and amortization	(5,403)	(5,093)
Total property, plant and equipment, net	8,340	7,324

Deferred Charges and Other Assets
Goodwill	550	519
Intangible assets, net	106	115
Regulatory assets, net	263	267
Prepaid pension cost	687	568
Derivative assets	93	200
Other, net	81	89
Total deferred charges and other assets	1,780	1,758

Total assets	$11,506	$11,027

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2002	December 31, 2001*
	(Millions)
Current Liabilities
Securities due within one year	$ 150	$ -
Short-term debt	723	776
Accounts payable, trade	488	577
Short-term borrowings from parent	75	-
Payables to affiliates	123	312
Amounts payable to customers	76	134
Accrued interest, payroll and taxes	220	186
Derivative liabilities	310	205
Margin deposit liabilities	-	88
Other	213	248
Total current liabilities	2,378	2,526

Long-Term Debt	3,317	3,445

Deferred Credits and Other Liabilities
Deferred income taxes	1,569	1,566
Derivative liabilities	324	132
Other	186	158
Total deferred credits and other liabilities	2,079	1,856
Total liabilities	7,774	7,827

Commitments and Contingencies (see Note 13)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	200	200

Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	1,589	936
Accumulated other comprehensive income (loss)	(196)	82
Retained earnings	323	166
Total common shareholder's equity	3,532	3,000

Total liabilities and shareholder's equity	$11,506	$11,027

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated
Financial Statements at that date.

**Debt securities issued by Consolidated Natural Gas Company constitute 100 percent of the Trust's assets.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
	(Millions)
Cash Flows From (Used In) Operating Activities
Net income	$ 418	$ 314
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of a change in accounting principle	-	14
Depreciation, depletion and amortization	415	287
Deferred income taxes-net	172	(5)
Changes in assets and liabilities:
Accounts receivable	230	457
Receivables and advances from affiliates	43	(22)
Inventories	(9)	(70)
Margin deposit assets and liabilities	(112)	506
Prepayments	121	48
Accounts payable, trade	(97)	(244)
Payables to affiliates	(189)	174
Accrued interest, payroll and taxes	35	(54)
Other	(75)	19
Net cash from operating activities	952	1,424

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(226)	(312)
Purchases of prospects and gas and oil property	(1,001)	(489)
Acquisition of Cove Point, net of cash acquired	(216)	-
Other	57	(42)
Net cash used in investing activities	(1,386)	(843)

Cash Flows From (Used In) Financing Activities
Short-term borrowings from parent, net	725	-
Repayment of short-term debt, net	(53)	(729)
Issuance of long-term debt	-	496
Repayment of long-term debt	(6)	(84)
Dividends paid	(261)	(234)
Other	(3)	(1)
Net cash from (used in) financing activities	402	(552)

Increase (decrease) in cash and cash equivalents	(32)	29
Cash and cash equivalents at beginning of period	53	58
Cash and cash equivalents at end of period	$ 21	$ 87

Supplemental Cash Flow Information
Noncash transaction from financing activities:
Conversion of short-term borrowings from parent to paid-in capital	$ 650	-

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

The Company manages its daily operations through three primary operating segments: Delivery, Energy, and Exploration and Production. In addition, the Company also reports its Corporate and Other operations as an operating segment. Assets remain wholly owned by its legal subsidiaries. For a detailed description of the Company's operating segments, see Note 16.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2002, and its results of operations for the three-month and nine-month periods and cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

Note 3.     Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company has identified certain retirement obligations that will be subject to the standard and will adopt the standard effective January 1, 2003. These obligations are associated with the dismantlement and restoration activities for its gas and oil wells and platforms, the removal of certain facilities, and the abandonment of certain natural gas pipelines. At this time, management anticipates no adverse effect on the Company's 2003 net income or its financial position as a result of adopting the standard. Management's expectations are based on its interpretation of the standard and determination of underlying assumptions, such as discount rates and engineering estimates of the future cost and timing of removal activities to be performed, as of the date of this quarterly report. Further refinement of engineering estimates or changes in assumptions underlying the required calculations may be deemed appropriate before the standard is implemented. For more discussion, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company adopted SFAS No. 142 on January 1, 2002. The Company is required to test its goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of the Company's reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the transitional goodwill impairment test during the second quarter of 2002 and found no instances of impairment.

Other than the $24 million adjustment made during the first quarter of 2002 to the carrying amount of goodwill recognized as part of the purchase of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), there were no significant changes in the carrying amount of goodwill during the first nine months of 2002 (see Note 5). In addition, all of the goodwill arising from the Louis Dreyfus acquisition has been allocated to the Exploration and Production segment for purposes of impairment testing under SFAS No. 142.

All of the Company's intangible assets, other than goodwill, are subject to amortization. Amortization expense for intangible assets was $5 million and $14 million for the three and nine months ended September 30, 2002, respectively, and $5 million and $13 million for the three and nine months ended September 30, 2001, respectively. There were no material acquisitions of intangible assets during the first nine months of 2002. The components of intangible assets at September 30, 2002 were as follows:

	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Software and software licenses	$180	$79
Other	15	10
Total	$195	$89

Annual amortization expense for intangible assets is estimated to be $19 million for 2002, $18 million for 2003, $17 million for 2004, $16 million for 2005 and $15 million for 2006.

Note 5.     Acquisitions

Louis Dreyfus

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus, a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma, for $1.8 billion in Dominion common stock and cash. Dominion acquired Louis Dreyfus by merging it into a newly formed, wholly owned subsidiary, Dominion Oklahoma Texas Exploration & Production, Inc. (DOTEPI). Immediately after the merger, Dominion contributed DOTEPI to the Company. The purchase price allocation was completed during the first quarter of 2002 upon receipt of information from outside specialists, increasing liabilities and goodwill each by $24 million.

Cove Point

On September 5, 2002, the Company acquired 100 percent ownership of Cove Point LNG Limited Partnership (Cove Point) from The Williams Companies (Williams) for approximately $217 million in cash. In addition, in November 2002, the Company paid Williams an additional $8 million, representing additional development costs and changes in working capital incurred by Williams prior to closing. Cove Point's assets include a liquefied natural gas import facility located near Baltimore, Maryland that is under reconstruction, a liquefied natural gas storage facility and an approximately 85-mile natural gas pipeline. The Company expects Cove Point to become fully operational in 2003 and expects to incur approximately $117 million of additional development costs. Cove Point is included in the Company's Energy operating segment.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6.     Restructuring Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after fully integrating the Company into Dominion's existing organization and operations, management initiated a focused review of Dominion's combined operations. As a result, the Company recognized restructuring costs, which included employee severance and related benefits and the abandonment of leased office space no longer needed.

Under the 2001 restructuring plan, the Company identified approximately 141 salaried positions to be eliminated and recorded $13 million in employee severance-related costs. Through September 30, 2002, the Company had eliminated 99 positions.

The change in the liabilities for severance and related costs and lease abandonment costs during the first nine months of 2002 is presented below:

	Severance Liability	Lease Liability
	(Millions)
Balance at December 31, 2001	$13	$7
Amounts paid	(4)	(1)
Balance at September 30, 2002	$ 9	$6

For additional information on restructuring activities, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 7.     Comprehensive Income

For the three months ended September 30, 2002 and 2001, the Company recognized total comprehensive income of $140 million and $149 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company recognized total comprehensive income of $140 million and $455 million, respectively. Other comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 related primarily to the effective portion of the changes in fair value of derivatives designated as hedging instruments in cash flow hedges (see Note 8 for a detailed discussion).

Note 8.     Derivatives and Hedge Accounting

The Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. In connection with this adoption, the Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $105 million, net of income taxes of $57 million, in the first quarter of 2001. In addition, the Company also recorded an after-tax loss of $14 million, net of income taxes of $8 million, representing the cumulative effect of adopting SFAS No. 133 in its consolidated statements of income.

As of September 30, 2002, the Company hedged its exposure to the variability in future cash flows for certain forecasted transactions over periods of one to six years. Under the provisions of SFAS 133, the Company records the effective portion of the changes in fair value of derivative contracts designated as cash flow hedges in AOCI in the consolidated balance sheets. Derivative gains and losses reported in AOCI are reclassified as earnings, in the periods in which earnings are impacted by the variability of cash flows of the underlying hedged transaction.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The portion of the Company's other comprehensive income (loss) associated with the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings, is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2002	2001	2002	2001
(Millions)
$28	$73	$(277)	$246

Based on balances at September 30, 2002, the Company expects to reclassify approximately $72 million of net losses from AOCI earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

The ineffective portion of the change in fair value of both cash flow and fair value hedging derivatives is recognized in current period earnings. In addition, for options designated either as fair value or cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and therefore recorded in earnings. The Company recognized pre-tax increases (decreases) in earnings, representing hedge ineffectiveness and the change in time value, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Ineffectiveness:
Fair value hedges	$(2)	$ (1)	$ 1	$ -
Cash flow hedges	(1)	-	(9)	-
Total ineffectiveness	$(3)	$ (1)	$(8)	$ -
Change in options' time value:
Fair value hedges	$(1)	$ -	$(1)	$ -
Cash flow hedges	-	(17)	-	(17)
Total change in options' time value	$(1)	$(17)	$(1)	$(17)

Note 9.     Margin Deposit Assets and Liabilities

Amounts reported as margin deposit assets represent funds held on deposit by various counterparties that resulted from credit exposures for the Company exceeding agreed-upon credit limits. Amounts reported as margin deposit liabilities represent funds held by the Company that resulted from credit exposures for various counterparties exceeding agreed-upon credit limits. These credit limits and the mechanism for calculating the amounts to be held on deposit are determined in the International Swap Dealers Association master agreements in place between the Company and the counterparties. As of September 30, 2002 and December 31, 2001, the Company had margin deposit assets of $44 million and $20 million, respectively. There were no margin deposit liabilities at September 30, 2002. Margin deposit liabilities at December 31, 2001 were $88 million.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10.    Ceiling Test

As more fully described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test". Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves. As currently permitted by the SEC, the Company uses hedge-adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of September 30, 2002, the use of period-end market prices rather than hedge-adjusted prices, as otherwise required by the full cost method, would not have resulted in an impairment charge. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, the Company may satisfy the ceiling test using hedge-adjusted prices, whereas the use of period-end market prices without the effects of hedging could have resulted in an impairment charge.

Note 11.    Significant Debt Transactions

Joint Credit Facilities

In May 2002, the Company, Dominion and Virginia Electric and Power Company (Virginia Power), a wholly owned subsidiary of Dominion, entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million three-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day joint credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. The new joint credit facilities will be used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and the Company and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. At September 30, 2002, total outstanding commercial paper supported by these facilities was $1.7 billion, of which $723 million was issued for the Company. At September 30, 2002, total outstanding letters of credit supported by the three-year facility were $65 million, which were issued for Dominion on behalf of its other subsidiaries.

Credit Facility

In August 2002, the Company entered into a $500 million credit facility. The 364-day revolving credit facility, which terminates in August 2003, will be used to support the issuance of letters of credit and commercial paper as the Company's hedging collateral requirements. At September 30, 2002, $325 million of letters of credit had been issued under this facility.

Long-Term Debt

In January 2002, the Company redeemed $6 million of its 9.25 percent senior notes due June 15, 2004 at a repurchase price of 101 percent of principal plus accrued interest. The redemption was required as a result of the exercise of options by holders of the notes under terms of the applicable indenture. The loss on extinguishment was immaterial.

At September 30, 2002, the Company had $1.5 billion of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

Note 12.    Dividend Restrictions

The 1935 Act prohibits registered holding companies and their subsidiaries from paying dividends out of capital or unearned surplus except when they have received specific SEC authorization. In January 2002, the Company filed an application with the SEC for relief from the restriction on paying dividends out of the unearned surplus of DOTEPI, the subsidiary into which Louis Dreyfus was merged. The request was for relief of up to an amount equal to Louis Dreyfus' retained earnings before the merger. As of September 30, 2002, the application was still pending with the SEC.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13.    Commitments and Contingencies

Other than the fuel purchase commitments and lease commitment discussed below, there have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the nine months ended September 30, 2002.

Fuel Purchase Commitments

The Company enters into long-term purchase commitments for natural gas primarily to supply its gas marketing and regulated distribution operations. At September 30, 2002, estimated payments under these commitments for the next five years and beyond are as follows: 2002-$64 million; 2003-$110 million; 2004-$31 million; 2005-$28 million; 2006-$26 million; and thereafter-$288 million.

Lease Commitment

A subsidiary of the Company has attained Exempt Wholesale Generator status from the Federal Energy Regulatory Commission and has entered into an operating lease agreement with another Dominion subsidiary, Dominion Equipment, Inc., to lease a power generation facility in Armstrong, Pennsylvania. The future minimum lease payments under this agreement as of September 30, 2002 are as follows: 2002-$1 million; 2003-$7 million; 2004-$13 million; 2005-$13 million; and 2006-$13 million. The facility became available for commercial operations during the second quarter of 2002. The facility's operations, included in the Company's Energy segment, had no material impact on the Company's revenue, net income or cash flows for the three and nine months ended September 30, 2002.

Equity Contribution Commitment

CNG International Corporation (CNG International), a wholly owned subsidiary, is contractually obligated to make equity contributions of up to $100 million to an equity method investee engaged in energy-related activities in Australia in the event that the equity method investee is unable to service certain debt. The Company is contractually obligated to cause CNG International to make such equity contributions. In 2000, in connection with the Company's decision to end its involvement with international activities, the Company established a liability for $100 million, reflecting amounts expected to be made pursuant to the equity contribution agreement. For more information, see Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Guarantees and Letters of Credit

In the ordinary course of business, the Company is a party to various financial guarantees, performance guarantees and other guarantees for certain subsidiaries. The amounts subject to certain of these guarantees vary depending on the covered contracts actually outstanding at any particular point in time. Guarantees and standby letters of credit are used, when necessary, to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis. Accordingly, the Company provides guarantees to third parties, on behalf of subsidiaries, so the third parties would be willing to enter into contracts and extend sufficient credit to the subsidiaries to facilitate the accomplishment of intended commercial purposes. In such instances, guarantees may be used to limit exposures resulting from subsidiary business activities to pre-defined amounts. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, such liability is included in the Company's consolidated financial statements. Only in those limited instances where the Company issues a guarantee on behalf of a related party that is not consolidated in the preparation of the Company's consolidated financial statements would performance under the guarantee result in the recognition of additional liabilities in the Company's consolidated financial statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guarantees

At September 30, 2002 and December 31, 2001, outstanding guarantees totaled $1.1 billion. The Company believes it unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations. As of September 30, 2002, the outstanding guarantees of $1.1 billion represented the following types of guarantees:

Guarantee of Consolidated Subsidiary Debt-The Company has guaranteed the payment of interest and principal on DOTEPI's debt of $288 million. The debt is included in the Company's consolidated balance sheet at September 30, 2002. In the event of default by DOTEPI, the Company would be obligated to repay such amounts.

Guarantees Supporting Commodity Transactions of Consolidated Subsidiaries-The Company has also guaranteed contract payments up to approximately $760 million, primarily for certain of its subsidiaries involved in natural gas and oil production and energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. To the extent that liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Company's consolidated balance sheet at September 30, 2002. If any one of these subsidiaries fails to perform or pay under the contracts and the counterparties seek performance or payment, the Company would be obligated to satisfy such obligation. The Company receives similar guarantees from counterparties as collateral for credit extended by the Company.

Other-The Company has also guaranteed amounts up to $35 million if certain environmental events should occur in the future related to gas and oil producing activities conducted by some of the Company's subsidiaries. If a liability should result from a future environmental event associated with such subsidiaries' operations, the liability would be reported in the Company's consolidated balance sheet.

Standby Letters of Credit

At September 30, 2002, the Company had authorized the issuance of standby letters of credit by financial institutions totaling $325 million, for the benefit of counterparties that had extended credit to the Company. In the unlikely event that the Company does not pay amounts when due under the covered contracts, the counterparties may present their claims for payment to the financial institutions, which would then request payments from the Company. The letters of credit are provided under the 364-day revolving credit facility that matures in August 2003 (see Note 11). As of September 30, 2002, no amounts had been presented for payment under these letters of credit.

Note 14.    Related Party Transactions

The Company exchanges certain quantities of natural gas with Dominion affiliates at index prices in the ordinary course of business. The affiliated commodity transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Purchases of natural gas from affiliates	$54	$76	$161	$161
Sales of natural gas, gas transportation and storage services to affiliates	41	21	105	116

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company enters into certain commodity derivative contracts with Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by the Company to manage commodity price risks associated with the purchases and sales of natural gas. The Company designates the majority of these contracts as cash flow hedges for accounting purposes. At September 30, 2002 and December 31, 2001, the Company's consolidated balance sheets included derivative assets with Dominion affiliates of $35 million and $56 million and derivative liabilities with Dominion affiliates of $39 million and $158 million, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of these affiliate derivative contracts, are included in the balance of accumulated other comprehensive income in the Company's consolidated balance sheets. See Note 8 for further discussion of the Company's hedging activities.

The Company's income from operations includes the recognition of the following derivative gains and losses on affiliated transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Net realized losses (gains) on commodity derivative contracts	$7	$21	$38	$(21)

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company in the third quarter of 2002 and 2001 was approximately $42 million and $38 million, respectively, and in the first nine months of 2002 and 2001 was approximately $123 million and $114 million, respectively.

During the nine months ended September 30, 2002, Dominion advanced $725 million, net of repayments, to the Company pursuant to a zero percent interest, short-term demand note (Demand Note); Dominion subsequently declared $650 million of the amounts borrowed by the Company to be an equity contribution. At September 30, 2002, the net outstanding borrowings under the Demand Note totaled $75 million.

For information about the leasing of a power generation facility in Armstrong, Pennsylvania by a subsidiary of the Company from another Dominion subsidiary, Dominion Equipment, Inc., see Note 13.

For additional information on related party transactions, see Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 15.    Concentration of Credit Risk

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

Dominion and its subsidiaries, including the Company, maintain credit policies with respect to their counterparties that management believes minimize overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Dominion, on behalf of the Company and its subsidiaries, also monitors the financial condition of existing counterparties on an ongoing basis. The Company maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion's credit policies and the Company's September 30, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist) prior to the application of collateral. In the calculation of net credit exposure, the Company's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by the Company and held as margin deposits. Presented below is a summary of the Company's gross and net credit exposure as of September 30, 2002. The amounts presented exclude accounts receivable for gas sales and services and regulated gas transmission services and the Company's provision for credit losses.

	At September 30, 2002
	Gross Credit Exposure	Collateral	Net Credit Exposure
	(Millions)
Investment grade counterparties(1)	$ 81	$ -	$ 81
Rated non-investment grade counterparties(2)	16	-	16
Non-rated counterparties(3)	56	-	56
Total	$153	$ -	$153

________________

        (1) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's Investors Service (Moody's) and BBB- assigned by Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. (Standard & Poor's). The largest individual investment grade counterparty represented approximately 6 percent of the total gross credit exposure.

        (2) This category includes counterparties with credit ratings that are below investment grade. The largest rated non-investment grade counterparties represented 1 percent of the total gross credit exposure.

        (3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's. The largest individual non-rated counterparty represented approximately 4 percent of total gross credit exposure.

Note 16.    Operating Segments

The Company manages its operations through the following operating segments:

The Delivery segment manages the Company's retail gas distribution systems and customer service operations.

The Energy segment manages the Company's pipeline, storage and by-product operations, certain gas production operations and the activities of the Company's gas marketing subsidiaries.

The Exploration and Production segment manages the Company's gas and oil exploration, development and production operations.

The Company also reports its corporate and other operations as an operating segment. The Corporate and Other segment includes:

  Activities of CNG International and other minor subsidiaries;

  Costs of the Company's corporate operations;

  Certain expenses which are not allocated to the other operating segments; and

  Costs associated with the cumulative effect of adopting SFAS No. 133 of $22 million ($14 million after taxes) in 2001.

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

	Delivery	Energy	Exploration and Production	Corporate and Other	Eliminations	Consolidated Total
	(Millions)
Three Months ended September 30,
2002
Operating revenue-external customers	$ 132	$ 303	$314	$ 1	$ -	$ 750
Operating revenue-intersegment	-	15	17	-	(32)	-
Net income (loss)	(3)	42	63	11	-	113

2001
Operating revenue-external customers	$ 169	$ 289	$243	$ 17	$ -	$ 718
Operating revenue-intersegment	-	26	12	8	(46)	-
Net income (loss)	(9)	28	56	1	-	76

Nine Months ended September 30,
2002
Operating revenue-external customers	$ 795	$ 954	$920	$ 1	$ -	$2,670
Operating revenue-intersegment	1	61	43	-	(105)	-
Net income	91	147	174	6	-	418

2001
Operating revenue-external customers	$1,359	$1,162	$648	$ 29	$ -	$3,198
Operating revenue-intersegment	1	105	56	16	(178)	-
Net income (loss)	89	123	131	(29)	-	314

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

Risk Factors and Cautionary Statements That May Affect Future Results

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar words.

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; fluctuations in energy-related commodities prices and the effect these could have on the Company's earnings, liquidity position, and the underlying value of its assets; counterparty credit risk; capital market conditions, including equity price risk due to marketable equity securities held as investments in trusts and benefit plans; changes in rating agency requirements; changes in accounting standards; the risks of operating businesses in regulated industries that are in the process of becoming deregulated; completing the divestiture of CNG International; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation rates). Some more specific risks are discussed below.

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

The Company's Operations Are Weather Sensitive-The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for natural gas and affect the price of energy commodities. In addition, severe weather, including hurricanes, can be destructive, disrupting operations and causing unusual maintenance or repairs.

The Company Is Subject to Complex Government Regulation Which Could Adversely Affect Its Operations-The Company's operations are subject to extensive regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. The Company must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, the Company remains subject to a varied and complex body of laws and regulations. New laws or regulations or the revision or reinterpretation of existing laws or regulations may require the Company to incur additional expenses.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Costs of Environmental Compliance, Liabilities and Litigation Could Exceed the Company's Estimates-The Company is subject to rising costs that result from a steady increase in the number of federal, state and local laws and regulations designed to protect the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. In addition, the Company may be a responsible party for environmental clean up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs and compliance, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

The Use of Derivative Contracts Could Result in Financial Losses-The Company uses derivatives including futures, forwards, options and swaps, to manage its commodity and financial market risks. In the future, the Company could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning derivatives, see Management's Discussion and Analysis of Results of Operations-Market Rate Sensitive Instruments and Risk Management and Notes 2 and 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company's Exploration and Production Business is Dependent on Factors Including Commodity Prices Which Cannot Be Predicted or Controlled-The Company's exploration and production business is subject to numerous risks beyond its control. These factors include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and the Company's ability to acquire additional land positions in competitive lease areas. Also, in connection with the use of financial derivatives to hedge future sales of gas and oil production, the Company's liquidity may sometimes be affected by margin requirements, whereby the Company must deposit funds with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Some of those factors could have compounding effects that could further affect the Company's financial results. For example, because the Company follows the full cost method of accounting for gas and oil exploration and production activities, short-term market declines in the prices of natural gas and oil could adversely affect its financial results. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An Inability to Access Financial Markets Could Affect the Execution of the Company's Business Plan-The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow of its operations. Management believes that the Company will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company's credit ratings. Restrictions on the Company's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing Rating Agency Requirements Could Negatively Affect the Company's Growth and Business Strategy-As of October 2002, the Company's senior unsecured debt is rated BBB+, stable outlook, by Standard & Poor's, and A3, negative outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely impact its results of operations.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Potential Changes in Accounting Practices May Adversely Affect the Company's Financial Results-Recently discovered accounting irregularities in various industries have caused regulators and legislators to take a renewed look at accounting practices, financial disclosures and companies' relationships with their independent auditors. While it is still unclear what laws or regulations will develop, the Company cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or in its operations specifically.

In addition, new accounting standards could be enacted by the FASB or the SEC which could impact the way the Company is required to record revenues, expenses, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities, which in turn could affect the Company's reported results of operations.

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on the three primary operating segments: Delivery, Energy and Exploration and Production. For additional information on the Company's operating segments, see Note 16 to the Consolidated Financial Statements.

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

	Net Income (Loss)		Operating Revenue		Operating Expenses
	2002	2001	2002	2001	2002	2001
	(Millions)
Three Months Ended September 30,
Delivery	$ (3)	$ (9)	$ 132	$ 169	$ 125	$ 170
Energy	42	28	318	315	252	265
Exploration and Production	63	56	331	255	222	163
Corporate and Other	11	1	1	25	6	24
Eliminations	-	-	(32)	(46)	(32)	(46)
Consolidated Total	$113	$ 76	$ 750	$ 718	$ 573	$ 576

Nine Months Ended September 30,
Delivery	$ 91	$ 89	$ 796	$1,360	$ 637	$1,190
Energy	147	123	1,015	1,267	774	1,053
Exploration and Production	174	131	963	704	653	485
Corporate and Other	6	(29)	1	45	10	48
Eliminations	-	-	(105)	(178)	(105)	(178)
Consolidated Total	$418	$314	$2,670	$3,198	$1,969	$2,598

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Overview of Consolidated Operating Results-Third Quarter Ended September 30, 2002

Net income for the third quarter of 2002 was $113 million, an increase of $37 million, as compared with net income of $76 million in the same quarter of 2001. The quarterly results of 2002 reflected higher gas and oil production revenue, attributable primarily to the addition of DOTEPI, and lower regulated sales and service revenue, as compared to the same period in 2001. In addition, the Company's effective tax rate decreased, reflecting a $15 million net effect, allocated to the Company, of including certain subsidiaries in Dominion's consolidated state income tax returns.

Overview of Consolidated Operating Results-Nine Months Ended September 30, 2002

Net income was $418 million for the nine months ended September 30, 2002, as compared to $314 million in the comparable period of 2001, representing an increase of $104 million. The nine-month results of 2002 reflected higher gas and oil production revenue, attributable primarily to the addition of DOTEPI, offset by the effects of lower regulated sales and service revenue and lower nonregulated gas sales revenue, as compared to the same period in 2001. In addition, the Company's effective tax rate decreased, reflecting a $15 million net effect, allocated to the Company, of including certain subsidiaries in Dominion's consolidated state income tax returns.

Segment Results

As a general rule, operating results can be affected by regulatory delays when price increases are sought through general rate filings to recover certain higher costs of operations due to the regulated nature of the Delivery segment and the transmission business of the Energy segment. Weather is also an important factor since a major portion of the gas sold or transported by the distribution and transmission operations is ultimately used for space heating.

Delivery Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Operating revenue	$132	$169	$796	$1,360
Operating expenses	125	170	637	1,190
Net income (loss) contribution	(3)	(9)	91	89

Throughput:	(Billion Cubic Feet)
Gas sales	9	10	79	104
Gas transportation	34	34	165	155
Total throughput	43	44	244	259

Operating Results-Third Quarter Ended September 30, 2002

The Company's Delivery segment had a net loss of $3 million in the third quarter of 2002, as compared to a net loss of $9 million in the same quarter of 2001. The quarterly results for the Delivery segment reflected lower regulated gas sales revenue, offset by the effects of lower purchased gas costs and lower operations and maintenance expense, as compared to the same period in 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

For the combined regulated gas sales and gas transport service activities, revenues decreased by $36 million for the third quarter ended September 30, 2002, as compared to the same quarter in 2001. The decrease in revenue was substantially offset by lower purchased gas costs of $30 million for the respective quarter. As compared to the third quarter of 2001, the lower regulated gas sales revenue and purchased gas costs in the third quarter of 2002 reflected lower natural gas prices and lower volumes due to comparably warmer weather during the quarter. There were 113 fewer heating degree-days (74 percent lower) in the franchise service areas in the three-month period of 2002, as compared to the same period in 2001. There was no significant change in the status of regulated sales customers and transport customers under the customer choice programs in the third quarter of 2002 when compared to the same quarter in 2001. Operations and maintenance expense was lower in the three-month period ended September 30, 2002, as compared to the same period in 2001, primarily due to reductions in salary expense and overall operating costs.

Total throughput for the Delivery segment was lower in the third quarter of 2002, as compared to the same period in 2001. The quarterly results reflected lower volumes in both sales and transport for residential and commercial customers, as compared to the third quarter ended September 30, 2001. The lower sales and transport volumes reflected fewer heating degree-days in the third quarter of 2002, as compared to the same period in 2001. Total deliveries to industrial customers were 24 billion cubic feet (bcf) in the third quarter of 2002, as compared to 22 bcf in the same period of 2001.

Operating Results-Nine Months Ended September 30, 2002

The Delivery segment contributed $91 million to net income for the nine months ended September 30, 2002, as compared to $89 million for the same period in 2001. The nine-month results for the Delivery segment reflected lower regulated gas sales revenue, offset by the effects of higher transportation revenue, lower purchased gas costs and lower operations and maintenance expense, as compared to the same period in 2001.

For the combined regulated gas sales and gas transport service activities, revenues decreased by $562 million for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease in revenue was substantially offset by a decrease of $513 million in purchased gas costs for the nine-month period in 2002. For the nine months ended September 30, 2002, the lower regulated gas sales revenue and purchased gas costs reflected both lower natural gas prices and lower volumes, as compared to the nine-month period in 2001. The lower regulated gas sales volumes reflected customers opting for alternate suppliers under customer choice programs and the comparably milder weather experienced in Delivery's service territories in the nine months ended September 30, 2002. There were 329 fewer heating degree-days (9 percent lower) in the franchise service areas in the nine-month period of 2002, as compared to the same period in 2001. The migration of regulated customers from sales to transport service in the nine-month period ended September 30, 2002 increased approximately 27 percent under the customer choice programs, as compared to the same period in 2001. Operations and maintenance expense was lower for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease in operations and maintenance expense was due primarily to reductions in salary expense and overall operating costs in 2002 and an additional provision for uncollectible customer accounts expense in 2001 as a result of an increase in delinquent customer accounts due to extremely high natural gas costs.

Total throughput for the Delivery segment was lower for the nine months ended September 30, 2002, as compared to the same period in 2001. The nine-month results reflected lower sales volumes, but higher volumes transported, for residential and commercial customers, when compared to the comparable nine-month period in 2001. The lower sales volumes for the nine-month period of 2002, as compared to the nine-month period in 2001, reflected fewer heating degree-days in 2002. Higher transport volumes in the nine-month period of 2002 were due primarily to the migration of residential and commercial customers from sales to transport service under customer choice programs. Total deliveries to industrial customers were 79 bcf in the nine months ended September 30, 2002; unchanged from the comparable period of 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Energy Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Operating revenue	$318	$315	$1,015	$1,267
Operating expenses	252	265	774	1,053
Net income contribution	42	28	147	123

	(Billion Cubic Feet)
Throughput:
Gas sales	41	46	148	157
Gas transportation	103	94	412	398
Total throughput	144	140	560	555

Operating Results-Third Quarter Ended September 30, 2002

The Company's Energy segment contributed $42 million to net income for the third quarter of 2002, as compared to $28 million in the same period of 2001. The quarterly results for the Energy segment reflected lower nonregulated gas sales and gas transportation revenue, offset by the effects of lower operating costs, principally in purchased gas, as compared to the same period in 2001.

Nonregulated gas sales volumes were lower in the third quarter of 2002, resulting in a $13 million decrease in revenue. The lower sales volumes in 2002 reflected warmer weather, as compared to the same period in 2001. The average realized price per thousand cubic feet (mcf) was $3.55, as compared to $3.56 in the comparable quarter of 2001. The decrease in nonregulated gas sales revenue was offset by a decrease of $29 million in purchased gas costs for the quarter ended September 30, 2002, as compared to 2001. Gas transportation revenue in the third quarter of 2002 decreased $27 million, as compared to the third quarter of 2001, reflecting lower average rates.

Operating Results-Nine Months Ended September 30, 2002

The Company's Energy segment contributed $147 million for the nine months ended September 30, 2002, as compared to $123 million in the same period of 2001. The nine-month results for the Energy segment reflected lower nonregulated gas sales and gas transportation revenue, offset by the effects of lower operating costs, principally in purchased gas costs, as compared to the same period in 2001.

Nonregulated gas sales volumes were lower in the nine-month period ended September 30, 2002, reflecting milder weather as compared to the comparable period in 2001. The average sales price realized was $3.67 per mcf in the nine-month period ended September 30, 2002, as compared to $5.15, reflecting a $1.48 decrease from the comparable period in 2001. Nonregulated gas sales revenue decreased by $263 million for the nine-month period of 2002, as compared to the same period in 2001, reflecting the effect of significantly higher sales prices in the comparable period of 2001. The decrease in nonregulated gas sales revenue was offset by a decrease of $284 million in purchased gas costs for the nine months ended September 30, 2002, as compared to the same period in 2001. Gas transportation revenue decreased $37 million in the nine-month period of 2002, as compared to the same period in 2001, reflecting lower rates, partially offset by higher transportation volumes.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration and Production Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Operating revenue	$ 331	$ 255	$ 963	$ 704
Operating expenses	222	163	653	485
Net income contribution	63	56	174	131

Production:
Gas (bcf)	69	35	200	107
Oil (000 bbls)	2,048	1,389	6,454	4,029
Average realized prices with hedging results:
Gas (per mcf)	$ 3.55	$ 5.00	$ 3.52	$ 3.91
Oil (per bbl)	$24.85	$25.54	$23.37	$26.45
Average prices without hedging results:
Gas (per mcf)	$ 3.12	$ 2.97	$ 2.94	$ 4.81
Oil (per bbl)	$26.06	$25.54	$24.03	$27.06

________________

           bbl = barrel
           bcf = billion cubic feet
           mcf = thousand cubic feet

Operating Results-Third Quarter Ended September 30, 2002

The Company's Exploration and Production segment contributed $63 million to net income for the quarter ended September 30, 2002, as compared to $56 million in the same period of 2001. The quarterly results for the Exploration and Production segment reflected higher gas and oil production revenue, partially offset by higher depreciation, depletion and amortization and interest expenses, as compared to the same period in 2001.

The gas and oil production revenue increased $50 million to $265 million in the third quarter of 2002, reflecting higher overall gas and oil production levels, offset partially by the effects of lower average realized prices, as hedged, as compared to the same quarter of 2001. The higher production levels were attributable primarily to the addition of DOTEPI, when compared to the same quarter in 2001. For a discussion of the Company's acquisition of DOTEPI, see Note 5 to the Consolidated Financial Statements. The average realized hedged gas prices were $3.55 per mcf in the three months ended September 30, 2002, as compared to $5.00 per mcf, reflecting a $1.45 decrease from the comparable period in 2001. The average realized hedged oil prices were $24.85 per bbl in the three-month period ended September 30, 2002, as compared to $25.54 per bbl from the comparable period in 2001.

The increased gas and oil production revenue for the quarter ended September 30, 2002 was partially offset by higher operating costs, reflecting the additional production costs of DOTEPI. The higher operating costs included $44 million of depreciation, depletion and amortization expense for the quarter ended September 30, 2002. Interest expense was also higher in the third quarter of 2002, due primarily to the addition of DOTEPI, as compared to the same period ended September 30, 2001.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Operating Results-Nine Months Ended September 30, 2002

The Company's Exploration and Production segment contributed $174 million to net income for the nine months ended September 30, 2002, as compared to $131 million in the same period of 2001. The nine-month results for the Exploration and Production segment reflected higher gas and oil production revenue, partially offset by higher depreciation, depletion and amortization, operations and maintenance and interest expenses, as compared to the same period in 2001.

The gas and oil production revenue increased $237 million to $761 million in the nine months ended September 30, 2002, as compared to the same period in 2001, reflecting higher overall gas and oil production levels, offset partially by the effects of lower average realized hedged prices. The higher production levels were attributable primarily to the addition of DOTEPI, when compared to the same period in 2001. The average realized hedged gas prices were $3.52 per mcf in the nine months ended September 30, 2002, as compared to $3.91 per mcf over the same period in 2001. The average realized hedged oil prices were $23.37 per bbl in the nine months ended September 30, 2002, as compared to $26.45 per bbl from the comparable period in 2001.

The increased gas and oil production revenue for the nine-month period of 2002 was partially offset by higher operating costs, including increases of $122 million in depreciation, depletion and amortization expense and $36 million in operations and maintenance expense, as compared to the same period in 2001. Interest expense was also higher in the nine-month period of 2002, due primarily to the addition of DOTEPI, as compared to the same nine-month period ended September 30, 2001.

Corporate and Other Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Net income (loss) contribution	$11	$1	$6	$(29)

Overview of Operating Results-Three Months Ended September 30, 2002

Net income for the Corporate and Other segment was $11 million for the quarter ended September 30, 2002, as compared to net income of $1 million for the comparable period in 2001. The increase in net income in the quarter ended September 30, 2002, as compared to the same quarter in 2001, reflected a $12 million net effect, allocated to the Company, of including certain subsidiaries in Dominion's consolidated state income tax returns and $2 million of higher equity investment earnings, offset by $4 million of higher interest expense.

Overview of Operating Results-Nine Months Ended September 30, 2002

Net income for the Corporate and Other segment was $6 million for the nine months ended September 30, 2002, as compared to a net loss of $29 million for the comparable period in 2001. The increase in net income in the nine months ended September 30, 2002, as compared to the same nine-month period in 2001, reflected a $12 million net effect, allocated to the Company, of including certain subsidiaries in Dominion's consolidated state income tax returns, $9 million of higher equity investment earnings and other income, and a $14 million loss in 2001, representing the cumulative effect from the adoption of SFAS No. 133.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Other Information

For a discussion of matters that may affect the Company and its future operations, see Future Issues and Outlook in Management's Discussion and Analysis of Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Expiration of Section 29 Tax Credits

The Internal Revenue Code Section 29 "Credit for the Production of Fuel from Nonconventional Sources" (also referred to as the production tax credit) allows income tax credits for certain qualified production, including some natural gas, sold before December 31, 2002. Congress has not acted on legislation to extend this credit beyond 2002 for most qualified production. Whether Congress will take any action to extend the credit is uncertain. The Company expects to utilize approximately $10 million of these credits for the year ending December 31, 2002.

Employee Benefit Plans

During the fourth quarter, Dominion routinely measures the benefit obligations and funded status of its pension and other postretirement benefit plans, in which the Company's employees participate, and prepares estimates of net periodic benefit costs for the following year after assuming then current market conditions. For its pension plans, Dominion expects that reductions in assumed discount rates and long-term rates of return on plan assets may be required, resulting in a decrease to net periodic pension income for 2003 and a decline in the net overfunded status as of December 31, 2002. For other postretirement benefits, these same factors are expected to result in increases in the net periodic benefit cost and the net unfunded status of those plans. Dominion has not measured the impact of these assumption changes as of the filing of this Form 10-Q.

Accounting Matters

Recently Issued Accounting Standards

In 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. See Notes 3 and 4 to the Consolidated Financial Statements for a discussion of the impact of adopting these new standards.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures during the month of October and the week of November 4, 2002. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

In 1999, Quinque Operating Co. and others filed a class action suit against approximately 300 defendants, including the Company and certain of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. Discovery is currently underway regarding class certification and personal jurisdiction. The court has denied the defendants' motion seeking to dismiss this action on issues other than personal jurisdiction. Oral argument is scheduled for November 2002 to determine if the case should be certified as a class action. The Company has been dismissed from the case, but certain subsidiaries of the Company remain as defendants in the matter.

ITEM 5. OTHER INFORMATION

The matters discussed in this item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Risk Factors and Cautionary Statements That May Affect Future Results in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of the Company.

Regulatory Matters

In October 2002, the Public Utilities Commission of Ohio (PUCO) announced that it will conduct a review of Ohio's major public utilities, including the Company's subsidiary The East Ohio Gas Company, to ensure that the financial condition and service quality of Ohio's regulated utilities are not adversely affected by unregulated activities of parent or affiliated companies. PUCO has not requested financial data from the Ohio's regulated utilities at this time, but has solicited comments from the utilities and interested parties.

When necessary, the Company's gas distribution subsidiaries seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are recovered through a mechanism that ensures dollar for dollar recovery of prudently incurred costs.

Greenbrier Pipeline

In July 2002, Greenbrier Pipeline Company, LLC submitted its application for a FERC certificate to construct and operate its proposed Greenbrier Pipeline. The 280-mile Greenbrier Pipeline is planned to originate in Kanawha County, West Virginia and extend to Granville County, North Carolina. The Company owns 67 percent of Greenbrier Pipeline Company, LLC, with Piedmont Natural Gas owning the remaining 33 percent. In October 2002, FERC gave preliminary approval for the proposed project.

Retirement of Certain Senior Management Officers

In October 2002, Dominion announced the retirement of Edgar M. Roach, Jr. as Director and Executive Vice President and James P. O'Hanlon as Executive Vice President of Consolidated Natural Gas Company, effective December 1, 2002. Messrs. Roach and O'Hanlon will continue as officers of Dominion Services through February 1, 2003 to assist with transitional matters.

CONSOLIDATED NATURAL GAS COMPANY

PART II - OTHER INFORMATION

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

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed by the Company during the third quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED NATURAL GAS COMPANY Registrant

November 8, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thos. E. Capps, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consolidated Natural Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thos. E. Capps
Thos. E. Capps Chief Executive Officer

I, Thomas N. Chewning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consolidated Natural Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thomas N. Chewning
Thomas N. Chewning Chief Financial Officer