Form 10-Q
period 2003-06-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2003-08-11
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

At July 31, 2003, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

INDEX

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)

Operating Revenue	$1,087	$788	$2,811	$1,920

Operating Expenses
Purchased gas, net	405	221	1,194	626
Electric fuel and energy purchases	37	12	82	26
Liquids, pipeline capacity and other purchases	43	40	96	78
Other operations and maintenance	192	153	378	293
Depreciation, depletion and amortization	150	135	290	272
Other taxes	48	41	130	101
Total operating expenses	875	602	2,170	1,396

Income from operations	212	186	641	524

Other income (loss)	(9)	11	(8)	19

Interest and related charges:
Interest expense	36	35	71	69
Distributions-preferred securities of subsidiary trust	4	4	8	11
Total interest and related charges	40	39	79	80

Income before income taxes	163	158	554	463
Income taxes	60	54	199	158
Income before cumulative effect of a change in accounting principle	103	104	355	305
Cumulative effect of a change in accounting principle (net of income taxes of $3)	-	-	(5)	-

Net Income	$ 103	$104	$ 350	$ 305

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2003	December 31, 2002(1)
	(Millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 45	$ 22
Customer accounts receivable (net of allowance of $53 and $50)	591	662
Other accounts receivable	40	25
Receivables from affiliates	287	96
Inventories	119	115
Derivative assets	197	181
Assets held for sale	115	145
Prepayments	62	113
Other	471	198
Total current assets	1,927	1,557

Investments	259	245

Property, Plant and Equipment
Property, plant and equipment	14,749	14,119
Accumulated depreciation, depletion and amortization	(5,626)	(5,552)
Total property, plant and equipment, net	9,123	8,567

Deferred Charges and Other Assets
Goodwill, net	626	625
Prepaid pension cost	805	738
Other	514	489
Total deferred charges and other assets	1,945	1,852

Total assets	$13,254	$12,221

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
	June 30, 2003	December 31, 2002(1)
	(Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 150	$ 150
Short-term debt	17	397
Accounts payable, trade	581	601
Payables to affiliates	159	102
Affiliated current borrowings	1,264	563
Accrued interest, payroll and taxes	209	193
Derivative liabilities	677	442
Other	395	275
Total current liabilities	3,452	2,723

Long-Term Debt	3,306	3,309

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,578	1,662
Derivative liabilities	744	382
Other	351	129
Total deferred credits and other liabilities	2,673	2,173
Total liabilities	9,431	8,205

Commitments and Contingencies (see Note 13)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust(2)	200	200

Minority Interest	9	7

Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	1,871	1,871
Accumulated other comprehensive loss	(598)	(298)
Retained earnings	525	420
Total common shareholder's equity	3,614	3,809

Total liabilities and shareholder's equity	$13,254	$12,221

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

(2) Debt securities issued by Consolidated Natural Gas Company constitute 100 percent of the Trust's assets.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2003	2002
	(Millions)

Operating Activities
Net income	$ 350	$ 305
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of a change in accounting principle	5	-
Depreciation, depletion and amortization	290	272
Deferred income taxes and investment tax credits, net	117	85
Changes in:
Accounts receivable	56	180
Affiliated accounts receivable and payable	(134)	(105)
Inventories	(5)	60
Prepayments	51	100
Margin deposit assets and liabilities	(121)	(326)
Deferred purchased gas costs, net	(129)	(64)
Accounts payable, trade	(20)	(65)
Accrued interest, payroll and taxes	17	(18)
Other, net	142	45
Net cash provided by operating activities	619	469

Investing Activities
Purchases of gas and oil properties, prospects and equipment	(475)	(816)
Plant construction and other property additions	(197)	(109)
Other	(1)	(9)
Net cash used in investing activities	(673)	(934)

Financing Activities
Short-term borrowings from parent, net	702	816
Repayment of short-term debt, net	(380)	(145)
Repayment of long-term debt	-	(6)
Dividends paid	(245)	(206)
Other	-	8
Net cash provided by financing activities	77	467

Increase in cash and cash equivalents	23	2
Cash and cash equivalents at beginning of period	22	53
Cash and cash equivalents at end of period	$ 45	$ 55

Supplemental Cash Flow Information
Noncash transaction from financing activities:
Conversion of short-term borrowings from parent to paid-in capital	-	$ 400

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

The Company manages its daily operations through three primary operating segments: Delivery, Energy and Exploration & Production. In addition, the Company reports its corporate and other functions as a segment. Assets remain wholly-owned by the Company's legal subsidiaries. See Note 16.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2003, its results of operations for the three and six months and cash flows for the six months ended June 30, 2003 and 2002.

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

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Asset Retirement Obligations

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

On January 1, 2003, the Company implemented SFAS No. 143 and recognized an after-tax loss of $5 million, representing the cumulative effect of a change in accounting principle. The impact of adopting SFAS No. 143, other than the cumulative effect of a change in accounting principle, for the three and six months ended June 30, 2003 was not material. Under the Company's accounting policy prior to the adoption of SFAS No. 143, $84 million had previously been accrued for future asset removal costs, primarily related to future dismantlement and restoration activities associated with the Company's gas and oil wells and platforms. Such amounts are included in the accumulated provision for depreciation, depletion and amortization as of December 31, 2002. With the adoption of SFAS No. 143, the Company calculated its asset retirement obligations to be $198 million. In recording the cumulative effect of the accounting change, the Company recognized its asset retirement obligations in noncurrent liabilities and reversed the previously recorded amount from the accumulated provision for depreciation, depletion and amortization. The cumulative effect of the accounting change also reflected a $109 million increase in property, plant and equipment for capitalized asset retirement costs and a $3 million increase in the accumulated provision for depreciation, depletion and amortization, representing the depreciation of such costs through December 31, 2002.

See Note 12 for additional disclosures regarding asset retirement obligations.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 4.     Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

As described in Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, in January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. A description of the Company's involvement with variable interest entities and the expected impact of adopting the provisions of FIN 46 follows:

Lease with Special Purpose Entity

As previously discussed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company entered into agreements with another Dominion subsidiary (the lessor) in order to finance and lease a power generation facility. Under existing accounting guidance, neither the project assets nor related debt are reported on the Company's Consolidated Balance Sheets. Under FIN 46, the lessor is considered a variable interest entity and the Company has been determined to be the primary beneficiary of the portion of the lessor that includes the generation facility assets and related debt. The Company will therefore consolidate that portion beginning July 1, 2003, which will result in an additional $227 million in net property, plant and equipment and $234 million of related debt.

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

As described in Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company established Dominion CNG Capital Trust I (the Trust) which sold trust preferred securities to third party investors. The Company received the proceeds from the sale of the trust preferred securities in exchange for junior subordinated notes issued by the Company to be held by the Trust. Under existing accounting guidance, the Company consolidates the Trust in the preparation of its Consolidated Financial Statements because it has a majority voting interest in the Trust. Under FIN 46, the Trust is considered a variable interest entity. Based on the Trust structure as of July 1, 2003, the Company is not considered the primary beneficiary of the Trust and thus will cease consolidating the Trust beginning on July 1, 2003. Under these circumstances, the Company's Consolidated Balance Sheets will no longer reflect the trust preferred securities, but instead will report the junior subordinated instruments held by the Trust as long-term debt. The Company is currently evaluating changes to the Trust structure that, if implemented, could possibly result in a determination that the Company is the primary beneficiary of the Trust, thus requiring the Company to resume the consolidation of the Trust in the preparation of its Consolidated Financial Statements. If the Trust were to be consolidated in periods subsequent to July 1, 2003, the trust preferred securities would be presented as liabilities, as described under Liabilities and Equity Classification section below.

Impact of Adoption

The Company will record an after-tax charge to net income of approximately $4 million in the third quarter of 2003 for the initial adoption of FIN 46. This adjustment will be recognized on July 1, 2003 as the cumulative effect of a change in accounting principle.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Liabilities and Equity Classification

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard requires an issuer to classify and measure certain freestanding financial instruments with characteristics of both liabilities and equity as a liability if that financial instrument embodies an obligation requiring the issuer to redeem the financial instruments by transferring its assets. Under this standard, the trust preferred securities would be reported as liabilities. However, as described under the Consolidation of Variable Interest Entities section above, the consolidation of the underlying trust must first be evaluated under FIN 46 before application of this Statement.

Amendment of SFAS No. 133

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The Company is evaluating the potential impact of SFAS No. 149 on its results of operations and financial position.

Other SFAS No. 133 Guidance

In connection with the January 2003 Emerging Issues Task Force meeting, FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the DIG's C11 guidance, relates to contracts with pricing terms that include broad market indices. In particular, that guidance discusses whether a contract's pricing terms that contain broad market indices (e.g., consumer price index) could qualify as a normal purchase or sale and therefore not be subject to fair value accounting. The Company has one power sales contract subject to this guidance. On June 25, 2003, the FASB issued Statement 133 Implementation Issue No. C20, Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature, to clarify the guidance applicable to these circumstances. Under C20, criteria are established to determine if the price adjustment is not clearly and closely related to the underlying asset being purchased or sold under the contract, including whether the price adjustment is extraneous or disproportionate to the fair value of the underlying asset or direct component thereof. Under C20, the assessment should include both qualitative and quantitative considerations and should be performed only at inception of the contract. The provisions of C20 should be applied prospectively for all new and existing contracts beginning the first fiscal quarter after July 10, 2003. For any contracts that do not satisfy the superseded C11 guidance at the time of the adoption of C20, such contract would be recorded at fair value with the change being reported as the cumulative effect of a change in accounting principle. The Company has not completed its assessment of this guidance.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Balance Sheet Classification - Mineral Rights

As described in Note 13 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 provides accounting and reporting requirements for goodwill and other intangible assets, including initial recognition and measurement, amortization and review for and measurement of impairment. In addition, accounting guidance regarding the identification, initial recognition and measurement of goodwill and other intangible assets arising from business combinations is contained in SFAS No. 141, Business Combinations, which generally became effective for the Company on July 1, 2001. These new standards emphasize a more precise evaluation of intangible assets than required under previous accounting rules, with the intended result being more assets classified as intangible assets rather than as goodwill or tangible assets. Upon adoption of these new standards, the Company identified and separately classified on its Consolidated Balance Sheets, intangible assets, other than goodwill, consisting primarily of software and software licenses.

Companies with gas and oil exploration and production operations have become aware that a question has arisen about whether contractual mineral rights should be classified as intangible assets rather than tangible assets on the balance sheet as a result of SFAS Nos. 141 and 142. As described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, including mineral interests, as well as exploration and development costs are capitalized into cost pools, which are amortized on a unit-of-production basis. These cost pools are currently classified as property, plant and equipment on the Consolidated Balance Sheets. If, as a result of the resolution of this issue, reclassification of the costs associated with mineral rights is required, the Company's net intangible assets would increase and its net property, plant and equipment would decrease. The Company is in the process of identifying the total cost of its contractual mineral rights currently included in property, plant and equipment and related accumulated amortization. While resolution of this issue may affect the balance sheet classification of these assets, including the reclassification of amounts for previously reported periods, there would be no impact on the Company's results of operations or cash flows.

Note 5.    Operating Revenue

The Company's operating revenue consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Regulated gas sales	$ 180	$120	$ 731	$ 460
Nonregulated electric sales	45	16	98	30
Nonregulated gas sales	332	183	793	434
Gas transportation and storage	147	149	414	383
Gas and oil production	298	245	595	469
Other	85	75	180	144
Total operating revenue	$1,087	$788	$2,811	$1,920

Note 6.     Impairment of CNG International Investments

During the second quarter of 2003, the Company recognized an impairment loss of $40 million ($25 million after-tax) related to certain CNG International Corporation (CNG International) investments classified as assets held for sale on the Consolidated Balance Sheets. The assets included a small generation facility located in Kauai, Hawaii and an equity investment in a pipeline business located in Australia. The impairment loss represented an adjustment to the assets' carrying amounts to reflect the Company's current evaluation of fair value less estimated costs to sell.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 7.     Liabilities for 2001 Severance and Lease Abandonment Costs

The Company recognized costs and related liabilities associated with employee severances and the abandonment of leased office space no longer needed in 2001. The change in these liabilities during the six months ended June 30, 2003 is presented below:
	Severance Liability	Lease Liability
	(Millions)
Balance at December 31, 2002	$4	$6
Amounts paid	(2)	(1)
Balance at June 30, 2003	$ 2	$5

For additional information, see Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 8.     Comprehensive Income (Loss)

The following table presents total comprehensive income (loss):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Net income	$103	$104	$350	$305
Other comprehensive loss(1)	(162)	(82)	(300)	(305)
Total comprehensive income (loss)	$ (59)	$ 22	$ 50	$ -

________________

(1) Other comprehensive losses for the three and six months ended June 30, 2003 and 2002 related primarily to the effective portion of the changes in fair value of derivatives designated as hedging instruments in cash flow hedges (as described in Note 9).

Note 9.     Derivative Instruments and Hedge Accounting

The Company recognized pre-tax gains (losses) related to hedge ineffectiveness and changes in the time value of options excluded from the measurement of hedge effectiveness in its Consolidated Statements of Income during the three and six months ended June 30, 2003 and 2002. The Company also recognized net other comprehensive losses associated with the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings. Amounts recognized as a result of such hedging activity follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Ineffectiveness:
Fair value hedges	$ (1)	$ 1	$ 1	$ 3
Cash flow hedges	(4)	(7)	-	(8)
Net ineffectiveness	$ (5)	$ (6)	$ 1	$ (5)

Change in options' time value:
Fair value hedges	$ (1)	$ 1	$ (1)	$ -
Cash flow hedges	2	-	6	1
Total change in options' time value	$ 1	$ 1	$ 5	$ 1

Other comprehensive loss-cash flow hedges	$(172)	$(81)	$(318)	$(305)

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents selected information related to cash flow hedges included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet at June 30, 2003:
	Accumulated Other Comprehensive Loss After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
	(Millions)
Commodities	$(591)	$(236)	56 months
Interest Rate	(24)	(23)	126 months
Total	$(615)	$(259)

The actual amounts that will be reclassified to earnings during the next 12 months will vary from the expected amounts presented above as a result of changes in market prices and interest rates. The effect of amounts being reclassified from Accumulated Other Comprehensive Income to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Note 10.    Ceiling Test

As described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test." Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves. The Company uses hedge-adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of June 30, 2003, approximately 17 percent of the anticipated production is hedged. Although the use of hedge-adjusted prices produced a lower valuation at June 30, 2003 than would have resulted from the use of period-end market prices, there was no impairment under either calculation. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, the Company may satisfy the ceiling test using hedge-adjusted prices, whereas the use of period-end market prices without the effects of hedging could result in an impairment charge.

Note 11.    Significant Financing Transactions

Joint Credit Facilities

Dominion, Virginia Electric and Power Company (Virginia Power) and the Company are parties to two joint credit facilities that allow aggregate borrowings of up to $2 billion. In May 2003, Dominion, Virginia Power and the Company entered into a joint credit facility that allows aggregate borrowings of up to $1.25 billion. This credit facility replaced the $1.25 billion 364-day credit facility that matured during the second quarter of 2003. In May 2002, Dominion, Virginia Power and the Company entered into a $750 million 3-year revolving credit facility that terminates in May 2005. The joint credit facilities will be used for working capital; as support for the combined commercial paper programs of Dominion, Virginia Power and the Company; and other general corporate purposes.

The 3-year facility can also be used to support up to $200 million of letters of credit. At June 30, 2003, total outstanding letters of credit supported by the 3-year facility were $199 million as follows: $128 million issued on behalf of the Company and $71 million issued on behalf of other Dominion subsidiaries.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Credit Facility

In March 2003, the Company added a $50 million 6-month revolving credit facility that terminates in September 2003. This credit facility and the Company's existing $500 million 364-day revolving credit facility that terminates in August 2003 are used to support the issuance of commercial paper and letters of credit to provide collateral required by counterparties on derivative financial contracts used by the Company in its risk management strategies for its gas and oil production. At June 30, 2003, outstanding letters of credit under these facilities totaled $550 million. The Company expects to renew the $500 million 364-day revolving credit facility prior to its maturity in August 2003.

Shelf Registration

At June 30, 2003, the Company had $1.5 billion of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

Other Debt-Related Matters

See Note 4 for a discussion of the impact of FIN 46 on reported debt amounts, effective July 1, 2003, related to assets leased from another Dominion subsidiary and preferred securities issued by a subsidiary trust.

Note 12.    Asset Retirement Obligations

The following table describes the changes to the Company's asset retirement obligations during the six months ended June 30, 2003:
(Millions)
Asset retirement obligations at January 1, 2003	$ -
Asset retirement obligations recognized in transition	198
Asset retirement obligations incurred during the period	1
Asset retirement obligations settled during the period	-
Accretion expense	5
Revisions in estimated cash flows	(1)
Other	(3)
Asset retirement obligations at June 30, 2003	$200

Had the provisions of SFAS No. 143 been applied for the following periods in 2003 and 2002, the Company's net income would have been as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Net income, as reported	$103	$104	$350	$305
Pro forma net income	$103	$102	$355	$302

Had the provisions of SFAS No. 143 been applied for the following periods, the asset retirement obligations would have been as follows:
	2000	2001	2002
	(Millions)
Pro forma asset retirement obligations at January 1,	$120	$123	$164
Pro forma asset retirement obligations at December 31,	$123	$164	$198

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the Company accrues for future costs of removal for its cost-of-service rate regulated gas utility assets, even if no legal obligation to perform such activities exists. At June 30, 2003 and December 31, 2002, the Company's accumulated depreciation, depletion and amortization included $217 million and $221 million, respectively, representing the estimated future cost of such removal activities.

See Note 3 for further discussion of the adoption of SFAS No. 143.

Note 13.    Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments with regard to commitments and contingencies as disclosed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, nor have any significant new matters arisen during the six months ended June 30, 2003.

Lease Commitments

As discussed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company entered into agreements with another Dominion subsidiary (the lessor) in order to finance and lease a power generation facility.

Effective July 1, 2003, as described in Note 4, the Company will consolidate the portion of a variable interest lessor entity that includes the generation facility assets and related debt, as the Company has been determined to be the primary beneficiary under FIN 46. As a result, beginning July 1, 2003, future minimum lease commitments as previously disclosed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 will be reduced by the following amounts: 2003-$7 million; 2004-$13 million; 2005-$13 million; 2006-$13 million; and 2007-$13 million. Similar amounts for these periods will be recognized as interest expense associated with the newly consolidated debt obligation.

Guarantees, Letters of Credit and Surety Bonds

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-An Interpretation of FASB Statements No. 5, 57 and 107 (FIN 45), requires disclosures related to the issuance of certain types of guarantees. It also requires the recognition of liabilities for the fair value of guarantees issued or modified after December 31, 2002.

For purposes of consolidated financial statements, guarantees issued by a parent on behalf of its consolidated subsidiary, guarantees issued by a consolidated subsidiary on behalf of its parent or guarantees issued by a consolidated subsidiary on behalf of a sister consolidated subsidiary are not subject to the FIN 45 disclosure and recognition requirements. Nevertheless, the Company is providing the following information about the guarantees that it and certain of its subsidiaries may issue in the ordinary course of business to provide financial or performance assurance to third parties on behalf of certain subsidiaries. On behalf of consolidated subsidiaries, as of June 30, 2003, the Company had issued $1.3 billion of guarantees: $988 million of guarantees to support commodity transactions of subsidiaries, $288 million of guarantees for subsidiary debt and $36 million for guarantees supporting other agreements of subsidiaries. The Company had also purchased $42 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $678 million. The Company enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, that liability is included in the Company's Consolidated Financial Statements. The Company believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 14.    Concentration of Credit Risk

The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. However, to the extent a counterparty has fully prepaid transactions by transferring cash or posting letters of credit, the Company has excluded such amounts from its gross credit exposure. In the calculation of net credit exposure, the Company's gross exposure is reduced by collateral, including letters of credit and cash received by the Company and held as margin deposits, made available by counterparties as a result of exceeding agreed-upon credit limits. At June 30, 2003, the Company held no collateral made available by its counterparties. Presented below is a summary of the Company's net credit exposure as of June 30, 2003. The amounts presented exclude accounts receivable for regulated gas sales and services, regulated gas transmission services, amounts receivable from affiliated companies and the Company's provision for credit losses. See Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the nature of the Company's credit risk exposures.

At June 30, 2003	Net Credit Exposure
(Millions)
Investment grade(1)	$183
Non-investment grade(2)	25
No external ratings:
Internally rated-investment grade(3)	34
Internally rated-non-investment grade(4)	141
Total	$383

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

(3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, but are considered investment grade based on the Company's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 8 percent of the total gross credit exposure.

(4) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, and are considered non-investment grade based on the Company's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 7 percent of the total gross credit exposure.

Note 15.    Related Party Transactions

The Company exchanges certain quantities of natural gas and other commodities with other Dominion affiliates at market prices, in the ordinary course of business. The affiliated commodity transactions are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Purchases of natural gas from affiliates	$192	$68	$323	$107
Sales of natural gas, gas transportation and storage services to affiliates
	168	40	277	64
Purchases of electricity from affiliates	15	5	25	8
Sales of electricity to affiliates	4	4	8	6

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company enters into certain commodity derivative contracts with Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by the Company to manage commodity price risks associated with purchases and sales of natural gas. The Company designates the majority of these contracts as hedges for accounting purposes. At June 30, 2003 and December 31, 2002, the Company's Consolidated Balance Sheets included derivative assets with Dominion affiliates of $80 million and $55 million and derivative liabilities with Dominion affiliates of $84 million and $48 million, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of these affiliate derivative contracts, are included in the balance of AOCI in the Company's Consolidated Balance Sheets. The Company's income from operations includes the recognition of the following derivative gains and losses on affiliated transactions:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Net realized gains (losses) on commodity derivative contracts	$20	$(10)	$25	$(31)

See Note 9 for a discussion of the Company's hedging activities.

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company for the three months ended June 30, 2003 and 2002 was approximately $39 million and $43 million, respectively, and was approximately $82 million and $81 million for the six months ended June 30, 2003 and 2002, respectively. The cost of services provided by the Company to Dominion Services and other Dominion affiliates for the three months ended June 30, 2003 and 2002 was approximately $2 million and $3 million, respectively, and was approximately $5 million and $4 million for the six months ended June 30, 2003 and 2002, respectively.

Effective March 1, 2003, a consolidated Dominion money pool was formed and the existing CNG money pool was terminated pursuant to a SEC order. Outstanding balances under the CNG money pool and certain borrowings from Dominion pursuant to a short-term demand note (Demand Note) were converted to Dominion money pool borrowings on March 1, 2003. At June 30, 2003, net outstanding borrowings under the Dominion money pool totaled $1.2 billion. At June 30, 2003 and December 31, 2002, net outstanding borrowings under the Demand Note totaled $94 million and $563 million, respectively. During the three and six months ended June 30, 2003, the Company incurred approximately $3 million and $6 million, respectively in interest charges related to these borrowings.

The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions.

The Company had entered into an agreement with a Dominion subsidiary, Dominion Equipment, Inc., in order to develop, construct, finance and lease a power generation facility in Armstrong, Pennsylvania. For a discussion about this power generation facility lease commitment, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Effective July 1, 2003, upon adoption of FIN 46, the Company will consolidate the portion of the variable interest lessor entity that includes the power generation facility assets and related debt, see Notes 4 and 13 for discussion and the impact of FIN 46 on the Company.

For additional information on related party transactions, see Note 24 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 16.    Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on three primary business lines:

The Delivery segment manages the Company's retail gas distribution systems and customer service operations.

The Energy segment manages the Company's retail marketing of energy services in nonregulated markets, gas transmission and storage operations, certain gas production and the Company's nonregulated sales of electricity.

The Exploration & Production segment manages the Company's onshore and offshore gas and oil exploration, development and production operations. These operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico.

In addition, the Company reports its corporate and other functions as a segment. The Corporate and Other segment includes activities of CNG International and other minor subsidiaries, costs of the Company's corporate and other functions and other expenses not allocated to the operating segments for the three and six months ended June 30, 2003, including:

  a $40 million impairment loss related to certain CNG International investments classified as assets held for sale (see Note 6);

  a $7 million charge of severance costs related to the Company's workforce reductions; and

  a $5 million after-tax loss associated with the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 (see Note 3).
	Delivery	Energy	Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
	(Millions)
Three Months Ended June 30, 2003
Operating revenue-external customers	$246	$ 465	$371	$ 5	$ -	$1,087
Operating revenue-intersegment	1	21	30	-	(52)	-
Net income (loss)	5	46	75	(23)	-	103

Three Months ended June 30, 2002
Operating revenue-external customers	$190	$ 272	$326	$ -	$ -	$ 788
Operating revenue-intersegment	1	15	14	-	(30)	-
Net income (loss)	9	40	59	(4)	-	104

Six Months Ended June 30, 2003
Operating revenue-external customers	$954	$1,092	$755	$ 10	$ -	$2,811
Operating revenue-intersegment	2	53	67	-	(122)	-
Net income (loss)	106	120	159	(35)	-	350

Six Months ended June 30, 2002
Operating revenue-external customers	$663	$ 651	$606	$ -	$ -	$1,920
Operating revenue-intersegment	1	46	26	-	(73)	-
Net income (loss)	94	105	111	(5)	-	305

For a description of the Company's operating segments, see Notes 1 and 25 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; governmental regulations; cost of environmental compliance; fluctuations in energy-related commodities prices and the effect these could have on the Company's earnings, liquidity position and the underlying value of its assets; counterparty credit risk; capital market conditions, including equity price risk due to marketable equity securities held as investments in benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; the risks of operating businesses in regulated industries that are becoming deregulated; completing the divestiture of investments held by CNG International; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation and deflation). Some more specific risks are discussed below.

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

The Company is subject to complex governmental regulation that could adversely affect its operations-The Company's operations are subject to extensive regulation and require numerous permits, approvals and certificates from federal, state and local governmental agencies. The Company must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require the Company to incur additional expenses.

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

The use of derivative instruments could result in financial losses-The Company uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. In the future, the Company could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning derivatives, see Management's Discussion and Analysis of Results of Operations-Market Rate Sensitive Instruments and Risk Management and Notes 2 and 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Changing rating agency requirements could negatively affect the Company's growth and business strategy-As of August 1, 2003, the Company's senior unsecured debt is rated BBB+, stable outlook, by Standard & Poor's, and A3, negative outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

Potential changes in accounting practices may adversely affect the Company's financial results-The Company cannot predict the impact future changes in accounting standards or practices may have on public companies in general or the energy industry or on its operations specifically. New accounting standards could be issued by the FASB or the SEC that could change the way the Company records revenue, expenses, assets and liabilities. These changes in accounting standards could adversely affect the Company's reported earnings or could increase reported liabilities.

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on the three primary operating segments: Delivery, Energy and Exploration & Production. In addition, the Company reports its corporate and other functions as a segment. For more information on the Company's operating segments, see Note 16 to the Consolidated Financial Statements.

Critical Accounting Policies

As of June 30, 2003, there have been no significant changes with regard to critical accounting policies as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The policies disclosed included the accounting for: risk management contracts at fair value; gas and oil operations; impairment testing; and regulated operations.

In addition, see Note 4 to the Consolidated Financial Statements for a discussion of other new accounting standards that will be adopted after June 30, 2003 and their impact on the Company.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Results of Operations

The Company's discussion of its results of operations includes a tabular summary of contributions by its operating segments to net income, an overview of consolidated results of operations and a more detailed discussion of the results of segment operations.
	Net Income (Loss)		Operating Revenue		Operating Expenses
Three Months Ended June 30,	2003	2002	2003	2002	2003	2002
	(Millions)
Delivery	$ 5	$ 9	$ 247	$ 191	$ 228	$ 171
Energy	46	40	486	287	405	220
Exploration & Production	75	59	401	340	267	235
Corporate and Other	(23)	(4)	5	-	27	6
Eliminations	-	-	(52)	(30)	(52)	(30)
Consolidated Total	$103	$104	$1,087	$ 788	$ 875	$ 602

Six Months Ended June 30,
Delivery	$106	$ 94	$ 956	$ 664	$ 774	$ 512
Energy	120	105	1,145	697	939	522
Exploration & Production	159	111	822	632	540	431
Corporate and Other	(35)	(5)	10	-	39	4
Eliminations	-	-	(122)	(73)	(122)	(73)
Consolidated Total	$350	$305	$2,811	$1,920	$2,170	$1,396

Consolidated Results Overview-Second Quarter 2003 vs. Second Quarter 2002

Net income for the second quarter of 2003 was relatively unchanged, as compared with net income in the same quarter of 2002. The increase in operating revenue in 2003, reflecting higher regulated gas sales revenue, nonregulated gas and electric sales revenue, gas and oil production revenue and other revenue, was nearly offset by the effects of higher operating expenses, including purchased gas costs, electric fuel and energy purchases, other operations and maintenance expense, depreciation, depletion and amortization and other taxes, as compared to the same period in 2002.

Total operating revenue increased $299 million in the second quarter of 2003, as compared to the same quarter in 2002. Regulated gas sales revenue increased $60 million, primarily reflecting the recovery of higher purchased gas costs. Nonregulated gas sales revenue increased $149 million, primarily reflecting higher average prices in retail sales operations. Nonregulated electric sales revenue increased $29 million, primarily reflecting higher volumes in retail sales operations. Gas and oil production revenue increased $53 million, reflecting comparably higher average realized prices for both gas and oil. Other revenue increased $10 million, primarily reflecting higher revenue from natural gas liquids sales.

Total operating expenses increased $273 million in the second quarter of 2003, when compared to the same quarter in 2002. Purchased gas costs increased $184 million, primarily due to higher average prices. Electric fuel and energy purchases were $25 million higher, primarily resulting from increased volumes associated with the Company's nonregulated retail energy marketing operations. Other operations and maintenance expense increased $39 million, reflecting an impairment loss of $22 million related to CNG International's Kauai investment classified as assets held for sale (see Note 6 to the Consolidated Financial Statements), lower pension credits and higher gas and oil production service industry costs. Depreciation, depletion and amortization increased $15 million, primarily due to a comparably higher rate applied to current year's gas and oil production. Other taxes increased $7 million, primarily due to higher severance taxes, resulting from a generally higher commodity price environment.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Other income decreased $20 million in the second quarter of 2003, as compared to the same quarter in 2002, reflecting an impairment loss of $18 million related to CNG International's equity investment in Australia classified as assets held for sale (see Note 6 to the Consolidated Financial Statements).

Consolidated Results Overview-Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net income for the six months ended June 30, 2003 increased $45 million, as compared to the same period in 2002. The increase in operating revenue reflected higher regulated gas sales and gas transportation revenue, nonregulated gas and electric sales revenue, gas and oil production revenue and other revenue. The increase in operating revenue was partially offset by the effects of higher operating expenses, including purchased gas costs, electric fuel and energy purchases, liquids, pipeline capacity and other purchases, other operations and maintenance expense, depreciation, depletion and amortization and other taxes, as compared to the same period in 2002. The 2003 six-month results also reflected an after-tax loss of $5 million, representing the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 (see Note 12 to the Consolidated Financial Statements).

Total operating revenue increased $891 million for the six months ended June 30, 2003, as compared to the same period in 2002. Regulated gas sales and gas transportation revenue increased $302 million, reflecting the recovery of higher purchased gas costs and the impact of comparably colder weather in the first quarter of 2003. Nonregulated gas sales revenue increased $359 million, primarily reflecting higher average prices in retail sales operations. Nonregulated electric sales revenue increased $68 million, primarily resulting from higher volumes in retail sales operations. Gas and oil production revenue was $126 million higher in the six months ended June 30, 2003, reflecting comparably higher average realized prices for both gas and oil. Other revenue increased $36 million, reflecting a $19 million increase for extracted products and brokered oil sales and a $10 million increase for natural gas liquids sales.

Total operating expenses increased $774 million in the six months ended June 30, 2003, as compared to the same period in 2002. Purchased gas costs increased $568 million, due to increased volume requirements, primarily attributable to colder weather in the first quarter of 2003 and higher average prices. Electric fuel and energy purchases were $56 million higher, primarily resulting from higher volumes associated with the Company's nonregulated retail energy marketing operations. Liquids, pipeline capacity and other purchases increased $18 million, primarily reflecting comparably higher levels of rate recoveries for certain costs of transmission operations in 2003. Other operations and maintenance expense increased $85 million, including an impairment loss of $22 million related to CNG International's Kauai investment classified as assets held for sale (see Note 6 to the Consolidated Financial Statements), lower pension credits, higher provision for uncollectible accounts related to higher customer receivables as a result of colder weather in the first quarter of 2003, higher gas and oil production service industry costs and severance costs related to workforce reductions. Depreciation, depletion and amortization increased $18 million, primarily due to a comparably higher rate applied to current year's gas and oil production. Other taxes increased $29 million, primarily due to higher gross receipts and severance taxes. The higher severance taxes were primarily resulting from a generally higher commodity price environment.

Other income decreased $20 million in the six months ended June 30, 2003, as compared to the same period in 2002, reflecting an impairment loss of $18 million related to CNG International's equity investment in Australia classified as assets held for sale. (see Note 6 to the Consolidated Financial Statements).

Segment Results

Due to the Delivery segment and the transmission business of the Energy segment being subject to cost-of-service rate regulation, operating results can be affected by regulatory delays when price increases are sought through general rate filings to recover higher costs of operations. Weather is also an important factor since a major portion of the gas sold or transported by the distribution and transmission operations is ultimately used for space heating.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Delivery Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Operating revenue	$247	$191	$956	$664
Operating expenses	228	171	774	512
Net income contribution	5	9	106	94

	(Billion Cubic Feet)
Throughput: Gas sales	18	18	85	70
Gas transportation	41	46	140	131
Total throughput	59	64	225	201

Delivery Segment Results-Second Quarter 2003 vs. Second Quarter 2002

The Delivery segment contributed $5 million to net income in the second quarter of 2003, as compared to $9 million in the same quarter of 2002. The 2003 quarterly results reflected primarily higher regulated gas sales, offset by the effects of lower gas transportation revenue and higher purchased gas costs, as compared to the same period in 2002.

Total operating revenue of the Delivery segment increased $56 million in the second quarter of 2003, as compared to the same quarter in 2002. Regulated gas sales revenue increased $60 million, primarily due to the recovery of higher purchased gas costs. Lower sales volumes reflected milder weather in the Company's retail service areas and were offset by higher sales volumes due to increased industrial and wholesale activities. Heating degree-days were 9 percent lower in the franchise service areas in the second quarter of 2003, as compared to the same period in 2002. Average rates for all customer groups increased, reflecting the pass-through of higher purchased gas costs. Gas transportation revenue decreased $6 million, primarily attributable to lower sales volumes, resulting from the milder weather and decreased industrial activities.

Total operating expenses of the Delivery segment in the second quarter of 2003 increased $57 million, as compared to the same quarter in 2002. Purchased gas costs increased $59 million, reflecting higher purchased gas prices of $72 million, primarily due to higher overall market prices, partially offset by lower volume requirements of $13 million, primarily attributable to milder weather.

In the second quarter of 2003, gas sales volumes decreased 0.5 billion cubic feet (bcf), while volumes transported decreased 5 bcf, as compared to the same period in 2002. Both gas sales and transport volumes for residential and commercial customers reflected a decrease in volumes attributable to lower heating degree-days. Total throughput to industrial customers was 22 bcf in the second quarter of 2003, as compared to 26 bcf in the same quarter of 2002.

Delivery Segment Results-Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

The Delivery segment contributed $106 million to net income in the six months ended June 30, 2003, as compared to $94 million in the same period in 2002. The 2003 six-month results reflected higher regulated gas sales and gas transportation revenue, partially offset by the effects of higher purchased gas costs, other operations and maintenance expense and other taxes, as compared to the same period in 2002.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Total operating revenue of the Delivery segment increased $292 million in the six months ended June 30, 2003, as compared to the same period in 2002. Regulated gas sales revenue increased $271 million, reflecting higher purchased gas costs of $177 million and higher sales volumes of $94 million. The higher sales volumes reflected a $107 million increase, primarily attributable to comparably colder weather experienced in the Company's retail service areas in the first quarter of 2003, partially offset by a $13 million decrease for the migration of customers opting for alternate suppliers from regulated gas sales to transportation service. Heating degree-days were 17 percent higher in the franchise service areas in the six months ended June 30, 2003, as compared to the same period in 2002. Average rates for all customer groups increased, reflecting the pass-through of higher purchased gas costs. Gas transportation revenue increased $14 million, primarily attributable to higher transport volumes for residential customers, as a result of comparably colder weather in the first quarter of 2003.

Total operating expenses of the Delivery segment in the six months ended June 30, 2003 increased $262 million, as compared to the same period in 2002. Purchased gas costs increased $241 million, reflecting higher purchased gas prices of $286 million, primarily due to increases in gas cost recovery rates and higher overall market prices, and higher volume requirements of $40 million which were primarily attributed to colder weather in the first quarter of 2003. The increase in market prices was largely offset by gas cost deferrals of $85 million, pending recovery through future rates. Other operations and maintenance expense increased $10 million, primarily due to lower pension credits and higher general and administrative expenses. Other taxes increased $9 million, primarily from higher gross receipts taxes.

In the six months ended June 30, 2003, gas sales volumes increased 15 billion cubic feet (bcf), while volumes transported increased 9 bcf, as compared to the same period in 2002. The higher volumes in both sales and transport for residential and commercial customers reflected a higher number of heating degree-days as a result of comparably colder weather in the first quarter of 2003. Total throughput to industrial customers was 54 bcf in the six months ended June 30, 2003, as compared to 55 bcf in the same period in 2002.

Energy Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)

Operating revenue	$486	$287	$1,145	$697
Operating expenses	405	220	939	522
Net income contribution	46	40	120	105

	(Billion Cubic Feet)
Gas sales	57	42	123	107
Gas transportation	94	108	361	309

Energy Segment Results-Second Quarter 2003 vs. Second Quarter 2002

The Energy segment contributed $46 million to net income in the second quarter of 2003, as compared to $40 million in the same period in 2002. The 2003 quarterly results reflected higher nonregulated gas and electric sales revenue, gas transportation and storage revenue and other revenue, partially offset by the effects of higher operating costs, including purchased gas costs, electric fuel and energy purchases and other operations and maintenance expense, as compared to the same period in 2002.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Total operating revenue of the Energy segment increased $199 million in the second quarter of 2003, as compared to the same period in 2002. Nonregulated gas sales revenue increased $158 million from field services and retail energy marketing operations, reflecting higher prices of $103 million and higher volumes of $55 million. Nonregulated electric sales revenue increased $25 million, reflecting $21 million of retail energy sales, primarily resulting from customer growth and $4 million of revenue associated with the Company's power generation facility. Gas transportation and storage revenue increased $5 million, primarily reflecting higher transportation rates, partially offset by lower volumes. Other revenue increased $11 million, reflecting higher revenue from natural gas liquids sales of $8 million, attributable to higher average prices and higher volumes.

Total operating expenses of the Energy segment in the second quarter of 2003 increased $185 million from the comparable quarter in 2002. Purchased gas costs increased $145 million, reflecting the impact of higher prices associated with field services, retail energy marketing and gas transmission operations, partially offset by lower volumes sold in retail gas marketing activities as a result of customer attrition. Electric fuel and energy purchases increased $21 million, primarily resulting from higher volumes purchased for nonregulated retail energy marketing sales. Other operations and maintenance expense increased $14 million, primarily reflecting higher overall operating costs, including the operations of Cove Point , acquired in September 2002, and lower pension credits.

Energy Segment Results-Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

The Energy segment contributed $120 million to net income in the six months ended June 30, 2003, as compared to $105 million in the same period in 2002. The 2003 six-month results reflected higher nonregulated gas and electric sales revenue, gas transportation and storage revenue and other revenue, partially offset by the effects of higher operating costs, including purchased gas costs, electric fuel and energy purchases, liquids, pipeline capacity and other purchases and other operations and maintenance expense, as compared to the same period in 2002.

Total operating revenue of the Energy segment increased $448 million in the six months ended June 30, 2003, as compared to the same period in 2002. Nonregulated gas sales revenue increased $357 million from field services and retail energy marketing operations, reflecting $292 million in higher prices and $65 million in higher volumes. Nonregulated electric sales revenue increased $58 million, reflecting $48 million of retail energy sales primarily resulting from customer growth and $10 million of revenue associated with the Company's power generation facility. Gas transportation and storage revenue increased $18 million, primarily reflecting higher gas transportation rates and the liquefied natural gas operations of Cove Point, acquired in September 2002. Other revenue increased $14 million, reflecting higher revenue from natural gas liquids sales of $10 million, attributable to higher average prices, partially offset by lower volumes.

Total operating expenses of the Energy segment in the six months ended June 30, 2003 increased $417 million from the comparable period in 2002. Purchased gas costs increased $349 million, reflecting the impact of higher prices associated with field services, retail energy marketing and gas transmission operations, partially offset by lower volumes sold in retail gas marketing activities as a resulting of customer attrition. Electric fuel and energy purchases increased $49 million, primarily resulting from higher volumes purchased for nonregulated retail energy marketing sales. Liquids, pipeline capacity and other purchases increased $10 million, primarily reflecting comparably higher levels of rate recoveries for certain costs of transmission operations in 2003. The difference between actual expenses and amounts recovered in the period is deferred, pending future rate adjustments. Other operations and maintenance expense increased $10 million, primarily reflecting higher overall operating costs, including the gas operations of Cove Point and lower pension credits.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration & Production Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Operating revenue	$ 401	$ 340	$ 822	$ 632
Operating expenses	267	235	540	431
Net income contribution	75	59	159	111

Production:
Gas (bcf)	70	67	140	131
Oil (000 bbls)	2,012	2,231	3,962	4,406

Average realized prices with hedging results:
Gas (per mcf)	$ 4.22	$ 3.57	$ 4.25	$ 3.51
Oil (per bbl)	$24.70	$24.04	$25.41	$22.68

Average prices without hedging results:
Gas (per mcf)	$ 5.27	$ 3.28	$ 5.72	$ 2.86
Oil (per bbl)	$28.41	$25.68	$31.07	$23.09

________________

bbl = barrel
bcf = billion cubic feet
mcf = thousand cubic feet

Exploration & Production Segment Results-Second Quarter 2003 vs. Second Quarter 2002

The Exploration & Production segment contributed $75 million to net income in the second quarter of 2003, as compared to $59 million in the same quarter of 2002. The 2003 quarterly results reflected higher gas and oil production revenue, partially offset by the effects of higher other operations and maintenance expense, depreciation, depletion and amortization and other taxes, as compared to the same quarter in 2002.

Total operating revenue of the Exploration & Production segment increased $61 million in the second quarter of 2003, as compared to the same quarter in 2002. Gas and oil production revenue increased $68 million, primarily due to higher average realized prices for both gas and oil, as well as higher gas production volumes. The 2003 revenue from gas and oil brokering activities reflected higher prices realized, offset by lower transaction volumes.

Total operating expenses for the second quarter of 2003 increased $32 million over the comparable quarter of 2002. Higher commodity prices in 2003 have resulted in upward pressure on service industry costs due to increased demand for equipment, labor and services. Such increases were reflected in higher other operations and maintenance expense of $8 million. Depreciation, depletion and amortization increased $14 million, due to a comparably higher rate applied to current year production, reflecting higher finding and development costs. Other taxes increased $11 million, primarily due to higher severance taxes, resulting from a generally higher commodity price environment.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration & Production Segment Results-Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

The Exploration & Production segment contributed $159 million to net income in the six months ended June 30, 2003, as compared to $111 million in the same period in 2002. The 2003 six-month results reflected higher gas and oil production revenue and other revenue, partially offset by the effects of higher purchased gas costs, liquids, pipeline capacity and other purchases, other operations and maintenance expense, depreciation, depletion and amortization and other taxes, as compared to the same period in 2002.

Total operating revenue of the Exploration & Production segment increased $190 million in the six months ended June 30, 2003, as compared to the same period in 2002. Gas and oil production revenue increased $167 million, primarily due to higher average realized prices for both gas and oil, as well as higher gas production volumes. Other revenue increased $19 million, primarily due to higher realized prices for extracted by-products and brokered oil sales.

Total operating expenses for the six months ended June 30, 2003 increased $109 million over the comparable period in 2002. The cost of gas and oil purchased in connection with brokering activities increased $34 million, primarily reflecting higher commodity prices. Higher commodity prices in 2003 have resulted in upward pressure on service industry costs due to increased demand for equipment, labor and services. Such increases were reflected in higher other operations and maintenance expense of $39 million. Depreciation, depletion and amortization increased $18 million, due to a comparably higher rate applied to current year production, reflecting higher finding and development costs. Other taxes increased $19 million, primarily due to higher severance taxes, resulting from a generally higher commodity price environment.

Corporate and Other Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions)
Net loss	$(23)	$(4)	$(35)	$(5)

Corporate and Other Segment Results Overview-Second Quarter 2003 vs. Second Quarter 2002

Net loss for the Corporate and Other segment was $23 million in the second quarter of 2003, as compared to net loss of $4 million for the same quarter in 2002. The increase in net loss reflected a $40 million ($25 million after-tax) impairment loss related to certain CNG International investments classified as assets held for sale (see Note 6 to the Consolidated Financial Statements).

Corporate and Other Segment Results Overview-Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net loss for the Corporate and Other segment was $35 million in the six months ended June 30, 2003, as compared to net loss of $5 million for the same period in 2002. The increase in net loss reflected:

  a $40 million ($25 million after-tax) impairment loss related to certain CNG International investments classified as assets held for sale (see Note 6 to the Consolidated Financial Statements);

  a $7 million ($4 million after-tax) charge of severance costs related to workforce reductions, including $4 million, $2 million and $1 million attributable to the segments of Energy, Delivery and Exploration & Production, respectively; and

  a $5 million after-tax loss associated with the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 (see Note 3 to the Consolidated Financial Statements) which was attributed to the Energy segment.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Contractual Obligations

As of June 30, 2003, there have been no significant changes with regard to contractual obligations as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Rate matters

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

West Virginia-In August 2003, the Company filed an application with the West Virginia Public Service Commission (the West Virginia Commission) to increase its purchased gas cost rate by approximately $31 million on an annualized basis, effective for the period January 1, 2004 through October 31, 2004. The increase is in anticipation of higher purchased gas costs expected for that period. Because the Company's existing rate moratorium will expire at the end of 2003, the application reflects the traditional purchase gas adjustment treatment for the Company's purchased gas costs. The West Virginia Commission will hold hearings this fall and is expected to issue an order in the fourth quarter of 2003.

Pipeline Operations

Greenbrier Pipeline

In April 2003, Greenbrier Pipeline Company, LLC received final FERC approval to construct and operate the Greenbrier Pipeline. The Greenbrier Pipeline will originate in Kanawha County, West Virginia and extend through southwest Virginia to Granville County, North Carolina. The Company owns 67 percent of Greenbrier Pipeline Company, LLC, with Piedmont Natural Gas Company owning the remaining 33 percent.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Pipeline Safety Act

In December 2002, Congress enacted the Pipeline Safety Act of 2002 which includes new mandates regarding the inspection frequency for interstate and intrastate natural gas transmission pipelines located in areas of high-density population where the consequences of potential pipeline accidents pose the greatest risk to people and their property. Natural gas transmission operators are required to complete a baseline integrity assessment of all applicable property located in those areas within 10 years after enactment. The baseline integrity assessment of at least half of the pipeline assets must be completed by December 2007, with the highest risk pipeline segments included in this first phase, and the other half by December 2012. Subsequent to the 10-year baseline assessment, applicable property must be reassessed every seven years. The U.S. Department of Transportation is expected to issue final rules on the integrity management program in December 2003. The Company is currently evaluating its natural gas transmission property under this legislation and has not determined the nature or costs of inspection and potential remediation activities at this time.

Other

For a discussion of matters that may affect the Company and its future operations, see Future Issues and Outlook in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Matters

Recently Issued Accounting Standards

See Note 4 to the Consolidated Financial Statements for a description of the following new accounting standards which were issued during 2003 and generally become effective after June 30, 2003:

  FASB Interpretation No. 46, Consolidation of Variable Interest Entities;

  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and

  SFAS No. 133 Implementation Issue No. C20, Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

ITEM 5. OTHER INFORMATION

In August 2003, the Company filed an application with the West Virginia Commission to increase its purchased gas cost rate. See Rate Matters in MD&A of this Form 10-Q for further information on this matter.

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

3.3	Bylaws as in effect on December 15, 2000 (Exhibit 3B to Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3196, incorporated by reference).
12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant

August 11, 2003	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)