Form 10-Q
period 2003-09-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2003-11-07
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

or

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

At October 31, 2003, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

INDEX

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)

Operating Revenue	$1,022	$750	$3,833	$2,670

Operating Expenses
Purchased gas, net	353	169	1,547	795
Electric fuel and energy purchases	60	41	142	67
Liquids, pipeline capacity and other purchases	41	43	137	121
Other operations and maintenance	168	141	546	434
Depreciation, depletion and amortization	152	143	442	415
Other taxes	45	36	175	137
Total operating expenses	819	573	2,989	1,969

Income from operations	203	177	844	701

Other income	10	9	2	28

Interest and related charges:
Interest expense-mandatorily redeemable trust preferred securities	4	-	4	-
Interest expense-other	32	31	103	100
Distribution-preferred securities of subsidiary trust	-	4	8	15
Total interest and related charges	36	35	115	115

Income before income taxes	177	151	731	614
Income taxes	62	38	261	196
Income before cumulative effect of a change in accounting principle	115	113	470	418
Cumulative effect of a change in accounting principle (net of income taxes of $3)	-	-	(5)	-

Net Income	$ 115	$113	$ 465	$ 418

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2003	December 31, 2002(1)
	(Millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 57	$ 22
Customer accounts receivable (net of allowance of $42 and $50)	503	662
Other accounts receivable	62	25
Receivables from affiliates	267	96
Inventories	322	115
Derivative assets	116	181
Assets held for sale	103	145
Prepayments	38	113
Other	218	198
Total current assets	1,686	1,557

Investments	267	245

Property, Plant and Equipment
Property, plant and equipment	15,267	14,119
Accumulated depreciation, depletion and amortization	(5,807)	(5,552)
Total property, plant and equipment, net	9,460	8,567

Deferred Charges and Other Assets
Goodwill, net	626	625
Prepaid pension cost	838	738
Other	570	489
Total deferred charges and other assets	2,034	1,852

Total assets	$13,447	$12,221

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
	September 30, 2003	December 31, 2002(1)
	(Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 88	$ 150
Short-term debt	200	397
Accounts payable, trade	615	601
Payables to affiliates	112	102
Affiliated current borrowings	673	563
Accrued interest, payroll and taxes	238	193
Derivative liabilities	470	442
Other	385	275
Total current liabilities	2,781	2,723

Long-Term Debt
Company obligated mandatorily redeemable preferred securities of subsidiary trust(2)	200	-
Other long-term debt	3,207	3,309
Total long-term debt	3,407	3,309

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,723	1,662
Derivative liabilities	625	382
Other	516	129
Total deferred credits and other liabilities	2,864	2,173
Total liabilities	9,052	8,205

Commitments and Contingencies (see Note 12)

Minority Interest	9	7

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust(2)	-	200

Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	2,472	1,871
Accumulated other comprehensive loss	(471)	(298)
Retained earnings	569	420
Total common shareholder's equity	4,386	3,809

Total liabilities and shareholder's equity	$13,447	$12,221

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

(2) Debt securities issued by Consolidated Natural Gas Company constitute 100 percent of the trust's assets.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(Millions)

Operating Activities
Net income	$ 465	$ 418
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of changes in accounting principle, net of income taxes	5	-
Depreciation, depletion and amortization	442	415
Deferred income taxes and investment tax credits, net	146	170
Changes in:
Accounts receivable	122	230
Affiliated accounts receivable and payable	(161)	(146)
Inventories	(207)	(9)
Prepayments	75	121
Margin deposit assets and liabilities	37	(112)
Deferred purchased gas costs, net	(77)	(61)
Accounts payable, trade	14	(97)
Accrued interest, payroll and taxes	47	35
Other, net	(65)	(12)
Net cash provided by operating activities	843	952

Investing Activities
Plant construction and other property additions	(285)	(226)
Additions to gas and oil properties, including acquisitions	(855)	(1,001)
Proceeds from sales of gas and oil properties	290	-
Acquisition of business	-	(216)
Other	(4)	57
Net cash used in investing activities	(854)	(1,386)

Financing Activities
Short-term borrowings from parent, net	710	725
Repayment of short-term debt, net	(197)	(53)
Repayment of long-term debt	(151)	(6)
Dividends paid	(316)	(261)
Other	-	(3)
Net cash provided by financing activities	46	402

Increase (decrease) in cash and cash equivalents	35	(32)
Cash and cash equivalents at beginning of period	22	53
Cash and cash equivalents at end of period	$ 57	$ 21

Supplemental Cash Flow Information
Noncash transaction from financing activities:
Conversion of short-term borrowings from parent to paid-in capital	$ 600	$ 650

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act), is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia and its non-regulated retail energy products and services business serves 1.2 million residential and commercial customers in the Northeast and Midwest. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end-users in the Midwest, the Mid-Atlantic states and the Northeast. The Company's exploration and production operations are located in several major gas and oil producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico. The Company's field services operations relate to Appalachian area natural gas supply and include storage and other services. The Company also operates a liquefied natural gas unloading and storage facility in Maryland.

The Company manages its daily operations through three primary operating segments: Delivery, Energy and Exploration & Production. In addition, the Company reports its corporate and other functions as a segment. Assets remain wholly-owned by the Company's legal subsidiaries.

The term "the Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity; Consolidated Natural Gas Company; one of Consolidated Natural Gas Company's consolidated subsidiaries; or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries.

Note 2.     Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as well as the quarterly reports for previous interim periods of 2003 filed on Form 10-Q.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2003, its results of operations for the three and nine months and cash flows for the nine months ended September 30, 2003 and 2002.

The accompanying unaudited Consolidated Financial Statements represent the accounts of the Company, with intercompany transactions eliminated in consolidation. The Company follows the equity method of accounting for investments with less than or equal to a 50 percent interest in partnerships or corporate joint ventures when the Company is able to exercise significant influence over the financial and operating policies of the investee. For all other investments, the cost method is applied.

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

Note 3.     Newly Adopted Accounting Standards

Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. The Company has identified certain asset retirement obligations that are subject to the standard. These obligations are primarily associated with the abandonment of certain natural gas pipelines and the dismantlement and restoration activities for its gas and oil wells and platforms.

In addition, the Company has identified asset retirement obligations related to its natural gas gathering, storage, transmission and distribution systems, including approximately 2,300 gas storage wells in the Company's underground natural gas storage network. These obligations result from certain safety requirements to be performed at the time any pipeline or storage well is abandoned. However, the Company expects to operate its natural gas gathering, storage, transmission and distribution systems in perpetuity. Thus, such asset retirement obligations will not be reflected in the Company's Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. Generally, this will occur based on expected retirement or abandonment of individual pipelines or storage wells based on the Company's operational planning.

The adoption of SFAS No. 143 resulted in an after-tax loss of $5 million, representing the cumulative effect of a change in accounting principle. The impact of adopting SFAS No. 143, other than the cumulative effect of a change in accounting principle, for the three and nine months ended September 30, 2003 was not material.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

Effective July 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard requires an issuer to classify certain financial instruments with characteristics of both liabilities and equity as a liability if the issuer is obligated to redeem such instruments. As a result, beginning July 1, 2003, the Company presents the mandatorily redeemable preferred securities issued by a subsidiary trust as long-term debt and related distributions as interest expense. These securities are described in Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Amendment of SFAS No. 133

During the second quarter of 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 reflects decisions made by the FASB and its Derivatives Implementation Group in connection with issues raised about the application of SFAS No. 133. Generally, changes resulting from SFAS No. 149 apply to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Although industry efforts to interpret SFAS No. 149 are ongoing, the Company believes that SFAS 149 will not have a material impact on its results of operations and financial position based on an assessment of currently available information.

Note 4.     Recently Issued Accounting Standards and Other Accounting Matters

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which addresses the consolidation of "variable interest entities" (VIEs). VIEs are entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. In October 2003, the FASB decided to permit more time for the implementation of FIN 46 and now requires adoption as of December 31, 2003.

Lease with A Special Purpose Entity

The Company entered into an agreement with another Dominion subsidiary (lessor) in order to finance and lease a power generation facility. Under existing accounting guidance, neither the project assets nor the related obligations are currently reported on the Company's Consolidated Balance Sheets. Under FIN 46, the lessor is considered a VIE and the Company has been determined to be the primary beneficiary and will therefore consolidate the VIE in the preparation of its Consolidated Balance Sheets.

The Company estimates that consolidating this VIE, effective December 31, 2003, will result in an additional $224 million in net property, plant and equipment and $234 million of related debt. The cumulative effect of adopting FIN 46 is estimated to result in an after-tax charge of $7 million, representing depreciation expense associated with the consolidated assets.

At September 30, 2003, the Company's maximum exposure to loss resulting from its interests in the VIE was $192 million based upon total project costs through September 30, 2003. The exposure assumes that the property, plant and equipment will have no value at the end of the lease terms, which the Company believes is highly unlikely.

Trust Preferred Securities

The Company established Dominion CNG Capital Trust I that sold trust preferred securities to third party investors. The Company received the proceeds from the sale of the trust preferred securities in exchange for junior subordinated notes issued by the Company to be held by the trust. Under existing accounting guidance, the Company consolidates the trust in the preparation of its Consolidated Financial Statements. Under FIN 46, the Company will cease consolidating the trust beginning on December 31, 2003. Upon adoption, the Company's Consolidated Balance Sheets will report the junior subordinated instruments held by the trust as long-term debt, rather than trust preferred securities.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Balance Sheet Classification-Mineral Rights

Companies with gas and oil exploration and production operations have become aware that a question has arisen about whether contractual mineral rights should be classified as intangible assets rather than tangible assets on the balance sheet as a result of SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. If, as a result of the resolution of this issue, reclassification of the costs associated with mineral rights is required, the Company's net intangible assets would increase and its net property, plant and equipment would decrease. As of September 30, 2003, the amount subject to reclassification was approximately $3.5 billion. While resolution of this issue may affect the balance sheet classification of these assets, there would be no impact on the Company's results of operations or cash flows.

Balance Sheet Classification-Provision for Future Cost of Removal by Regulated Operations

The Company adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets.

In accordance with applicable regulatory uniform system of accounts and as permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the Company's gas utility operations recognize a provision for the cost of future asset removal activities subject to cost-of-service rate regulation, even if no legal obligation to perform such activities exists. The periodic provision is recorded as a component of depreciation expense on the Consolidated Statement of Income, resulting in a credit being recorded in accumulated depreciation, depletion and amortization on the Consolidated Balance Sheet. At September 30, 2003 and December 31, 2002, the Company's accumulated depreciation, depletion and amortization included $206 million and $221 million, respectively, representing regulatory liabilities for the estimated amounts collected from customers for the future cost of such asset removal activities.

A question has recently arisen about whether these regulatory liabilities should continue to be classified in accumulated depreciation, depletion and amortization or be reported as liabilities on the balance sheet. If, as a result of the resolution of this issue, reclassification of this accumulated provision for future removal costs is required, the Company's accumulated depreciation would decrease and its regulatory liabilities would increase. While resolution of this issue may affect the balance sheet classification of these items, there would be no impact on the Company's results of operations or cash flows.

Note 5.    Operating Revenue

The Company's operating revenue consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Regulated gas sales	$ 120	$ 82	$ 851	$ 542
Nonregulated electric sales	72	48	170	78
Nonregulated gas sales	310	166	1,103	600
Gas transportation and storage	145	131	559	514
Gas and oil production	295	249	890	718
Other	80	74	260	218
Total operating revenue	$1,022	$750	$3,833	$2,670

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6.     Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Net income	$115	$113	$465	$418
Other comprehensive income (loss)(1)	127	27	(173)	(278)
Total comprehensive income	$242	$140	$292	$140

________________

(1) Represents primarily the effective portion of changes in fair value of derivatives designated as cash flow hedges.

Note 7.     Impairment of CNG International Investments

During the second quarter of 2003, the Company recognized an impairment loss of $40 million ($25 million after-tax) related to certain CNG International Corporation (CNG International) investments classified as assets held for sale on its Consolidated Balance Sheets. The assets included a small generation facility located in Kauai, Hawaii and an equity investment in a pipeline business located in Australia. The impairment loss represented an adjustment to the assets' carrying amounts to reflect the Company's current evaluation of fair value, less estimated costs to sell.

Note 8.     Derivative Instruments and Hedge Accounting

Selected information about the Company's hedge accounting activities follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Portion of pre-tax gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$ (2)	$(2)	$ (1)	$ 1
Cash flow hedges	-	(1)	-	(9)
Net ineffectiveness	$ (2)	$(3)	$ (1)	$ (8)

For options used as hedging instruments, change in options' time value excluded from measurement of effectiveness and included in net income:
Fair value hedges	$ -	$(1)	$ (1)	$ (1)
Cash flow hedges	(3)	-	3	-
Total change in options' time value	$ (3)	$(1)	$ 2	$ (1)

Other comprehensive income (loss), net of taxes-cash flow hedges	$149	$28	$(169)	$(277)

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents selected information related to cash flow hedges included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheet at September 30, 2003:
	Accumulated Other Comprehensive Loss After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
	(Millions)
Commodities	$(449)	$(172)	53 months
Interest Rate	(17)	(1)	123 months
Total	$(466)	$(173)

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

Note 9.    Ceiling Test

The Company follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test." Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenue to be derived from the anticipated production of proved gas and oil reserves, assuming period-end market prices. Approximately 17 percent of the Company's anticipated production that is hedged by qualifying cash flow hedges for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of September 30, 2003.

Note 10.    Significant Financing Transactions

Joint Credit Facilities

Dominion, Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion, and the Company are parties to two joint credit facilities that allow aggregate borrowings of up to $2 billion: a $1.25 billion 364-day revolving credit facility executed in May 2003 and terminates in May 2004; and a $750 million 3-year revolving credit facility executed in May 2002 and terminates in May 2005. The 3-year facility can also be used to support up to $200 million of letters of credit. The remaining joint credit facilities will be used for working capital; as support for the combined commercial paper programs of Dominion, Virginia Power and the Company; and for other general corporate purposes.

At September 30, 2003, outstanding commercial paper under the companies' combined commercial paper programs was $875 million and total outstanding letters of credit supported by the 3-year facility were $88 million issued on behalf of other Dominion subsidiaries. At September 30, 2003, capacity available under the two credit facilities was $1.0 billion.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Credit Facility

In August 2003, the Company entered into a $1 billion credit facility. This 364-day revolving credit facility, which terminates in August 2004, will be used to support the issuance of commercial paper and letters of credit to provide collateral required by counterparties on derivative financial contracts used by the Company in its risk management strategies for its gas and oil production. At September 30, 2003, outstanding letters of credit under these facilities totaled $586 million.

Long-Term Debt

In August 2003, the Company repaid $150 million of 5.75 percent senior notes.

Shelf Registration

At September 30, 2003, the Company had $1.5 billion of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

Note 11.    Asset Retirement Obligations

The following table describes the changes to the Company's asset retirement obligations during the nine months ended September 30, 2003:
Amount
(Millions)
Asset retirement obligations at January 1, 2003	$ -
Asset retirement obligations recognized in transition	198
Asset retirement obligations incurred during the period	2
Asset retirement obligations settled during the period	(6)
Accretion expense	7
Revisions in estimated cash flows	(1)
Asset retirement obligations at September 30, 2003	$200

Had the provisions of SFAS No. 143 been applied for the following periods in 2003 and 2002, the Company's net income would have been as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Net income, as reported	$115	$113	$465	$418
Pro forma net income	$115	$111	$470	$413

Note 12.    Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments with regard to commitments and contingencies as disclosed in Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, nor have any significant new matters arisen during the nine months ended September 30, 2003.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fuel Purchase Commitments

The Company enters into long-term purchase commitments for natural gas. As of September 30, 2003, estimated payments under these commitments are as follows: 2004-$160 million; 2005-$100 million; 2006-$20 million; 2007-$20 million; and years beyond 2007-$215 million. These purchase commitments include those required for regulated operations. The Company generally recovers the costs of those purchases through regulated rates. The natural gas purchase commitments of the Company's field services operations are also included, net of related sales commitments.

Lease Commitments

The Company entered into agreements with a Dominion subsidiary (lessor) in order to finance and lease a power generation facility. On December 31, 2003, the Company will consolidate the VIE that includes the generation facility assets and related debt, as the Company has been determined to be the primary beneficiary under FIN 46. As a result, previously disclosed future minimum lease payments will be reduced by the following amounts: 2004-$13 million; 2005-$13 million; 2006-$13 million; and 2007-$13 million. Similar amounts for these periods will be recognized as interest expense associated with the newly consolidated debt obligation.

Guarantees, Letters of Credit and Surety Bonds

On behalf of consolidated subsidiaries, as of September 30, 2003, the Company had issued $1.3 billion of guarantees: $988 million of guarantees to support commodity transactions of subsidiaries, $288 million of guarantees for subsidiary debt and $36 million for guarantees supporting other agreements of subsidiaries. The Company had also purchased $39 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $587 million. The Company enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, that liability is included in the Company's Consolidated Financial Statements. The Company believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Equity Contribution Commitment

In October 2003, the Company made an equity contribution of $100 million in connection with CNG International's equity investment in Australian natural gas pipelines under an agreement associated with a debt financing. The Company was contractually obligated to make such equity contribution to ensure repayment of the debt that matured in October 2003.

Note 13.    Concentration of Credit Risk

The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. At September 30, 2003, the Company held no collateral made available by its counterparties. Presented below is a summary of the Company's net credit exposure as of September 30, 2003. The amounts presented exclude accounts receivable for gas sales and services, regulated gas transmission services, amounts receivable from affiliated companies and the Company's provision for credit losses. See Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the nature of the Company's credit risk exposures.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At September 30, 2003	Credit Exposure (Millions)
Investment grade(1)	$129
Non-investment grade(2)	11
No external ratings:
Internally rated-investment grade(3)	39
Internally rated-non-investment grade(4)	90
Total	$269

________________

(1) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's Investors Service (Moody's) and BBB- assigned by Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 30 percent of the total gross credit exposure.

(2) This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented approximately 4 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, but are considered investment grade based on the Company's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 11 percent of the total gross credit exposure.

(4) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, and are considered non-investment grade based on the Company's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 5 percent of the total gross credit exposure.

Note 14.    Related Party Transactions

The Company transacts with other Dominion affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. The affiliated commodity transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Purchases of natural gas from affiliates	$166	$54	$489	$161
Sales of natural gas, gas transportation and storage services to affiliates
	185	41	462	105
Purchases of electricity from affiliates	20	9	45	16
Sales of electricity to affiliates	11	8	19	14

The Company enters into certain commodity derivative contracts with Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by the Company to manage commodity price risks associated with purchases and sales of natural gas. The Company designates the majority of these contracts as hedges for accounting purposes. At September 30, 2003 and December 31, 2002, the Company's Consolidated Balance Sheets included derivative assets with Dominion affiliates of $51 million and $55 million, respectively, and derivative liabilities with Dominion affiliates of $54 million and $48 million, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of these affiliate derivative contracts, are included in the balance of Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets. The Company's income from operations includes the recognition of the following derivative gains and losses on affiliated transactions:

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Net realized gains (losses) on commodity derivative contracts	$(2)	$(7)	$22	$(38)

See Note 8 for a discussion of the Company's hedging activities.

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company for the three months ended September 30, 2003 and 2002 was approximately $38 million and $42 million, respectively, and was approximately $121 million and $123 million for the nine months ended September 30, 2003 and 2002, respectively. The cost of services provided by the Company to Dominion Services and other Dominion affiliates for the three months ended September 30, 2003 and 2002 was approximately $3 million and $2 million, respectively, and was approximately $8 million and $5 million for the nine months ended September 30, 2003 and 2002, respectively.

Effective March 1, 2003, a consolidated Dominion money pool was formed and the existing CNG money pool was terminated pursuant to a SEC order. Outstanding balances under the CNG money pool and certain borrowings from Dominion pursuant to a short-term demand note were converted to Dominion money pool borrowings on March 1, 2003. In September 2003, Dominion made a $600 million equity contribution to the Company that was accomplished by reducing the money pool borrowings of the Company's subsidiaries. At September 30, 2003, net outstanding borrowings under the Dominion money pool totaled $541 million. At September 30, 2003 and December 31, 2002, net outstanding borrowings under the demand note totaled $132 million and $563 million, respectively. During the three and nine months ended September 30, 2003, the Company incurred approximately $4 million and $10 million, respectively, of interest charges related to these borrowings.

The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions.

The Company entered into an agreement with a Dominion subsidiary in order to develop, construct, finance and lease a power generation facility in Armstrong, Pennsylvania. The Company will adopt FIN 46 on December 31, 2003 by consolidating its interests in this VIE that includes the power generation facility assets and related debt on the Company's Consolidated Balance Sheets.

Note 15.     Volumetric Production Payment Transaction

In August 2003, the Company received $266 million in cash for the sale of a fixed-term overriding royalty interest in certain of its natural gas reserves for the period August 2003 through August 2007. The sale reduced the Company's natural gas reserves by approximately 66 billion cubic feet (bcf). While the Company is obligated under the agreement to deliver to the purchaser its portion of future natural gas production from the properties, it retains control of the properties and rights to future development drilling. If production from the properties is inadequate to deliver approximately 66 bcf of natural gas scheduled for delivery to the purchaser, the Company has no obligation to make up the shortfall. Cash proceeds received from this volumetric production payment transaction were recorded as deferred revenue. The Company will recognize revenue from the transaction as natural gas is produced and delivered to the purchaser.

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

In addition, the Company reports its corporate and other functions as a segment. The Corporate and Other segment includes activities of CNG International and other minor subsidiaries, costs of the Company's corporate and other functions as well as certain items attributable to activities of the other segments. Items included in the Corporate and Other segment for the nine months ended September 30, 2003 follow:

  Impairment loss related to certain CNG International investments classified as assets held for sale (see Note 7);

  Severance costs related to the Company's workforce reductions; and

  Cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 (see Note 3).
	Delivery	Energy	Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
	(Millions)
Three Months Ended September 30, 2003
Operating revenue-external customers	$ 176	$ 469	$ 372	$ 5	$ -	$1,022
Operating revenue-intersegment	1	24	30	-	(55)	-
Net income (loss)	3	36	77	(1)	-	115

Three Months ended September 30, 2002
Operating revenue-external customers	$ 132	$ 303	$ 314	$ 1	$ -	$ 750
Operating revenue-intersegment	-	15	17	-	(32)	-
Net income (loss)	(3)	42	63	11	-	113

Nine Months Ended September 30, 2003
Operating revenue-external customers	$1,130	$1,561	$1,127	$ 15	$ -	$3,833
Operating revenue-intersegment	3	77	97	-	(177)	-
Net income (loss)	109	156	236	(36)	-	465

Nine Months ended September 30, 2002
Operating revenue-external customers	$ 795	$ 954	$ 920	$ 1	$ -	$2,670
Operating revenue-intersegment	1	61	43	-	(105)	-
Net income	91	147	174	6	-	418

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Results of Operations (MD&A) discusses the results of operations and general financial condition of Consolidated Natural Gas Company. MD&A should be read in conjunction with the Consolidated Financial Statements. The "Company" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity; Consolidated Natural Gas Company; one of Consolidated Natural Gas Company's consolidated subsidiaries; or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion.

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

The Company is subject to complex governmental regulation that could adversely affect its operations-The Company's operations are subject to extensive regulation and require numerous permits, approvals and certificates from federal, state and local governmental agencies. The Company must also comply with environmental legislation and other regulations. Management believes that the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require the Company to incur additional expenses.

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

The Company's exploration and production business is dependent on factors including commodity prices which cannot be predicted or controlled-The Company's exploration and production business is subject to risks beyond its control. These factors include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities, the Company's ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production. In addition, in connection with the use of financial derivatives to hedge future sales of gas and oil production, the Company's liquidity may sometimes be affected by margin requirements. Under these requirements, the Company must deposit funds with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Some of these factors could have compounding effects that could also affect the Company's financial results. Also, because the Company follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC, short-term market declines in the prices of natural gas and oil could adversely affect its financial results. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenue based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test, at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

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

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Changing rating agency requirements could negatively affect the Company's growth and business strategy-As of November 3, 2003, the Company's senior unsecured debt was rated BBB+, stable outlook, by Standard & Poor's, and A3, negative outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

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

Critical Accounting Policies

As of September 30, 2003, there have been no significant changes with regard to critical accounting policies as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The policies disclosed included the accounting for: risk management contracts at fair value; gas and oil operations; impairment testing; and regulated operations.

Results of Operations

The Company's discussion of its results of operations includes a tabular summary of contributions by its operating segments to net income, an overview of consolidated results of operations and a discussion of the results of segment operations. All variances are stated as actual results for the three and nine months ended September 30, 2003, as compared to the actual results for the same periods of 2002.
	Net Income (Loss)		Operating Revenue		Operating Expenses
Three Months Ended September 30,	2003	2002	2003	2002	2003	2002
	(Millions)
Delivery	$ 3	$ (3)	$ 177	$ 132	$ 170	$ 125
Energy	36	42	493	318	433	252
Exploration & Production	77	63	402	331	267	222
Corporate and Other	(1)	11	5	1	4	6
Eliminations	-	-	(55)	(32)	(55)	(32)
Consolidated Total	$115	$113	$1,022	$ 750	$ 819	$ 573

Nine Months Ended September 30,
Delivery	$109	$ 91	$1,133	$ 796	$ 944	$ 637
Energy	156	147	1,638	1,015	1,372	774
Exploration & Production	236	174	1,224	963	807	653
Corporate and Other	(36)	6	15	1	43	10
Eliminations	-	-	(177)	(105)	(177)	(105)
Consolidated Total	$465	$418	$3,833	$2,670	$2,989	$1,969

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Consolidated Results Overview-Third Quarter 2003

Net income for the third quarter of 2003 was relatively unchanged, as compared with net income in the same quarter of 2002. The 2003 quarterly results reflected an increase in operating revenue, partially offset by the effects of higher operating expenses, as compared to the same period in 2002.

Total operating revenue increased (36 percent), reflecting the recovery of higher purchased gas costs in regulated gas distribution operations; higher average prices and higher volumes in retail sales operations; and higher average realized prices for sales of gas production, partially offset by lower average realized prices and lower production volumes for oil.

Total operating expenses increased (43 percent), reflecting higher average prices in purchased gas costs; an increase in purchased volumes associated with the Company's nonregulated retail energy marketing operations; higher service industry costs related to gas and oil production; lower pension credits and higher other postretirement benefits.

Consolidated Results Overview-Nine Months Ended September 30, 2003

Net income for the nine months ended September 30, 2003 was $465 million, as compared to $418 million in the same period in 2002. The 2003 nine-month results reflected an increase in operating revenue, partially offset by the effects of higher operating expenses, as compared to the same period in 2002. The nine-month results also included an after-tax loss of $5 million, representing the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 on January 1, 2003.

Total operating revenue increased (44 percent), reflecting the recovery of higher purchased gas costs and the impact of comparably colder weather in the first quarter of 2003 related to regulated gas distribution operations; higher average prices and higher volumes in retail sales operations; and comparably higher average realized prices for both gas and oil and higher volumes for gas production.

Total operating expenses increased (52 percent), reflecting higher volume requirements, primarily attributable to colder weather in the first quarter of 2003 in the franchise service areas; higher average prices and higher volumes associated with the Company's nonregulated retail energy marketing operations; an impairment loss recognized in the second quarter of 2003 related to CNG International's Kauai investment classified as assets held for sale; higher severance taxes, service industry costs and rate of depletion for gas and oil production; higher gross receipts taxes for regulated gas distribution operations; lower pension credits and higher other postretirement benefits.

Other income reflected an impairment loss recognized in the second quarter of 2003 related to CNG International's equity investment in Australian natural gas pipelines classified as assets held for sale.

Segment Results

The Delivery segment and the transmission business of the Energy segment are subject to cost-of-service rate regulation. Operating results can be affected by regulatory delays when price increases are sought through general rate filings to recover higher costs of operations. Weather is also an important factor since a major portion of the gas sold or transported by the distribution and transmission operations is ultimately used for space heating.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Delivery Segment
Selected Financial and Statistical Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Selected operating revenue:
Regulated gas sales	$120	$82	$851	$542
Gas transportation and storage	42	44	240	228
Other revenue	13	5	38	24

Selected operating expenses:
Purchased gas, net	$ 78	$40	$609	$330
Other operations and maintenance	58	51	192	175
Other taxes	15	16	85	76

Net income (loss) contribution	$ 3	$(3)	$109	$ 91

	(Billion Cubic Feet)
Throughput:
Gas sales	10	9	95	79
Gas transportation	31	34	171	165
Total throughput	41	43	266	244

Delivery Segment Results-Third Quarter 2003

The Delivery segment contributed $3 million to net income in the third quarter of 2003, as compared to a net loss of $3 million in the same quarter of 2002. The 2003 quarterly results reflected an increase in operating revenue, nearly offset by the effects of higher operating expenses.

The overall increase in operating revenue, primarily reflected increases in:

  Regulated gas sales revenue, reflecting the recovery of higher purchased gas costs; and

  Other revenue, as a result of new gathering and compression fees charged to producers.

The overall increase in operating expenses, primarily reflected increases in:

  Purchased gas costs, primarily reflecting higher purchased gas prices, including the effect of increased regulatory recoveries; and

  Other operations and maintenance expense, primarily related to higher general and administrative expenses, such as benefits, contractor services, routine maintenance and other expenses.

Gas sales volumes increased 1 bcf and volumes transported decreased 3 bcf, as compared to 2002. Total throughput to industrial customers was 21 bcf in 2003, as compared to 24 bcf in 2002.

Delivery Segment Results-Nine Months Ended September 30, 2003

The Delivery segment contributed $109 million to net income in the nine months ended September 30, 2003, as compared to $91 million in the same period in 2002. The 2003 nine-month results reflected an increase in operating revenue, partially offset by the effects of higher operating expenses.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The overall increase in operating revenue, primarily reflected increases in:

  Regulated gas sales revenue, reflecting the recovery of higher purchased gas costs ($208 million) and higher sales volumes ($101 million). Higher sales volumes were attributed to comparably colder weather in the first quarter of 2003. Heating degree-days were 19 percent higher in the franchise service areas in the nine months ended September 30, 2003. Average rates for all customer groups increased, reflecting the pass-through of higher purchased gas costs;

  Gas transportation revenue, primarily due to higher transport volumes, resulting from colder weather experienced in the first quarter of 2003, and increased migration of customers opting for alternate suppliers from regulated gas sales to transportation service; and

  Other revenue, primarily reflecting higher production and gathering fees charged to producers.

The overall increase in operating expenses, primarily reflected increases in:

  Purchased gas costs, reflecting higher purchased gas prices ($252 million) and higher volume requirements ($56 million). Although higher purchased gas prices were reflected in gas cost recovery rates, gas cost regulatory deferrals increased by $29 million, pending recovery through future rates. Higher volume requirements resulted primarily from colder weather during the first quarter of 2003;

  Other operations and maintenance expense, primarily due to higher general and administrative expenses, such as benefits, routine maintenance and other expenses; and

  Other taxes, primarily reflecting higher gross receipts taxes.

Gas sales volumes increased 16 bcf and volumes transported increased 6 bcf, as compared to 2002. While the higher volumes in both sales and transport for residential and commercial customers reflected the impact of comparably colder weather in the first quarter of 2003, the transport volumes reflected a decrease in industrial activity. Total throughput to industrial customers was 75 bcf in 2003, as compared to 79 bcf in 2002.

Energy Segment
Selected Financial and Statistical Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Selected operating revenue:
Nonregulated electric sales	$ 67	$ 48	$ 155	$ 78
Nonregulated gas sales	296	149	1,051	545
Gas transportation and storage	116	101	372	338

Selected operating expenses:
Purchased gas, net	$300	$143	$1,017	$510
Electric fuel and energy purchases	57	41	132	67
Other operations and maintenance	44	35	124	106

Net income contribution	$ 36	$ 42	$ 156	$147

	(Billion Cubic Feet)
Throughput:
Gas sales	56	41	179	148
Gas transportation	104	103	444	412

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Energy Segment Results-Third Quarter 2003

The Energy segment contributed $36 million to net income in the third quarter of 2003, as compared to $42 million in the same period in 2002. The 2003 quarterly results reflected an increase in operating revenue, offset by the effects of higher operating expenses.

The overall increase in operating revenue, primarily reflected increases in:

  Nonregulated electric sales revenue, primarily resulting from customer growth in retail energy sales;

  Nonregulated gas sales revenue from field services and retail energy marketing operations, reflecting higher prices ($102 million) and higher volumes ($45 million); and

  Gas transportation and storage revenue, primarily reflecting higher average rates for gathering and extraction services and reactivation of the liquefied natural gas facility in August 2003.

The overall increase in operating expenses, primarily reflected increases in:

  Purchased gas costs, reflecting the impact of higher gas prices ($107 million) and higher volumes purchased ($50 million) associated with field services, retail energy marketing and gas transmission operations;

  Electric fuel and energy purchases, primarily resulting from higher volumes purchased for retail energy marketing sales; and

  Other operations and maintenance expense, primarily reflecting higher general and administrative expenses.

Energy Segment Results-Nine Months Ended September 30, 2003

The Energy segment contributed $156 million to net income in the nine months ended September 30, 2003, as compared to $147 million in the same period in 2002. The 2003 nine-month results reflected an increase in operating revenue, partially offset by the effects of higher operating expenses.

The overall increase in operating revenue, primarily reflected increases in:

  Nonregulated electric sales revenue, reflecting higher retail energy sales ($62 million), primarily resulting from customer growth, and increased revenue ($15 million) from the Company's power generation facility;

  Nonregulated gas sales revenue from field services and retail energy marketing operations, reflecting higher prices ($415 million) and higher volumes ($91 million); and

  Gas transportation and storage revenue, primarily reflecting higher average rates for gathering and extraction services and reactivation of the liquefied natural gas facility in August 2003.

The overall increase in operating expenses, primarily reflected increases in:

  Purchased gas costs, primarily reflecting higher prices associated with field services, retail energy marketing and gas transmission operations;

  Electric fuel and energy purchases, primarily resulting from higher volumes purchased for nonregulated retail energy marketing sales; and

  Other operations and maintenance expense, primarily reflecting higher overall operating costs, including the liquefied natural gas storage operations, lower pension credits and higher general and administrative expenses.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration & Production Segment
Selected Financial and Statistical Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions, except average price amounts)
Selected operating revenue:
Gas and oil production	$ 325	$ 265	$ 987	$ 761
Other revenue	53	48	163	140

Selected operating expenses:
Purchased gas, net	$ 29	$ 17	$ 97	$ 59
Other operations and maintenance	66	51	199	145
Depreciation, depletion and amortization	114	106	331	305
Other taxes	18	9	58	30

Net income contribution	$ 77	$ 63	$ 236	$ 174

Average realized prices with hedging results:
Gas (per mcf)(1)	$ 4.10	$ 3.57	$ 4.20	$ 3.53
Oil (per bbl)	$24.54	$24.85	$25.13	$23.37

Average prices without hedging results:
Gas (per mcf)(1)	$ 4.90	$ 3.17	$ 5.45	$ 2.99
Oil (per bbl)	$29.95	$27.17	$30.70	$24.38

Gas production (bcf)	70	69	210	200
Oil production (million bbls)	1.9	2.0	5.9	6.5

________________

bbl = barrel

bcf = billion cubic feet

mcf = thousand cubic feet

(1) Excludes $14 million of revenue recognized for the three and nine months ended September 30, 2003 under the volumetric production payment agreement as described in Note 15 to the Consolidated Financial Statements.

Exploration & Production Segment Results-Third Quarter and Nine Months Ended September 30, 2003

The Exploration & Production segment contributed $77 million to net income in the third quarter of 2003, as compared to $63 million in the same quarter of 2002. The Exploration & Production segment contributed $236 million to net income in the nine months ended September 30, 2003, as compared to $174 million in the same period in 2002.

Gas and oil production revenue increased for the third quarter of 2003, primarily due to higher average realized prices for gas, partially offset by lower average realized prices and lower production volumes for oil. Gas and oil production revenue increased for the nine months ended September 30, 2003, primarily due to higher average realized prices for both gas and oil, as well as higher gas production volumes. Other revenue increased for the nine months ended September 30, 2003, primarily due to higher average realized prices for extracted by-products and brokered oil sales.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The overall increase in operating expenses for the third quarter and nine months ended September 30, 2003, primarily reflected increases in:

  Purchased gas costs related to brokering activities, primarily reflecting higher commodity prices;

  Other operations and maintenance expense, reflecting higher commodity prices in 2003 resulting in upward pressure on service industry costs due to increased demand for equipment, labor and services;

  Depreciation, depletion and amortization expense, due to a comparably higher rate applied to current year production, reflecting higher finding and development costs; and

  Other taxes, primarily due to higher severance taxes, resulting from a generally higher commodity price environment, and property taxes on property additions.

Corporate and Other Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Net income (loss)	$(1)	$11	$(36)	$6

Corporate and Other Segment Results-Third Quarter 2003

The Corporate and Other segment reported a net loss of $1 million in the third quarter of 2003, as compared to net income of $11 million for the same quarter in 2002. The quarterly net income in 2002 reflected the net effect, allocated to the Company, of including certain subsidiaries in Dominion's consolidated state income tax returns.

Corporate and Other Segment Results-Nine Months Ended September 30, 2003

The net loss for the Corporate and Other segment was $36 million in the nine months ended September 30, 2003, as compared to net income of $6 million for the same period in 2002. The 2003 nine-month net loss reflected:

  a $40 million ($25 million after-tax) impairment loss related to certain CNG International investments classified as assets held for sale (see Note 7 to the Consolidated Financial Statements);

  a $7 million ($4 million after-tax) charge of severance costs related to workforce reductions, including $4 million, $2 million and $1 million attributable to the Energy, Delivery and Exploration & Production segments, respectively; and

  a $5 million after-tax loss associated with the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 on January 1, 2003 (see Note 3 to the Consolidated Financial Statements) which was attributed to the Energy segment.

Contractual Obligations

As of September 30, 2003, other than the increased fuel commitments as described in Note 12 to the Consolidated Financial Statements, there have been no significant changes to the contractual obligations as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Regulated Gas Distribution Operations

Rate Matters

The Company's gas distribution business subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate-Pennsylvania, Ohio and West Virginia. When necessary, the Company's gas distribution subsidiaries seek general rate increases on a timely basis to recover increased operating costs. In addition to general rate increases, certain of the Company's gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are generally subject to recovery through a mechanism that ensures dollar-for-dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas cost recovery filings generally cover prospective three-month or twelve-month periods. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.

In August 2003, the Company filed an application with the West Virginia Public Service Commission (the West Virginia Commission) to increase its purchased gas cost rate by approximately $31 million on an annualized basis, effective for the period January 1, 2004 through October 31, 2004. The increase is in anticipation of higher purchased gas costs expected for that period. Because the Company's existing rate moratorium will expire at the end of 2003, the application reflects a return to the traditional purchase gas adjustment treatment for the Company's purchased gas costs. The West Virginia Commission is expected to issue an order setting an interim rate in the fourth quarter of 2003, with a final rate order to be issued in early 2004.

Other

For a discussion of matters that may affect the Company and its future operations, see Future Issues and Outlook in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Matters

As described in Note 4 to the Consolidated Financial Statements, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, will be adopted during the fourth quarter of 2003.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In 1999, a class action was filed by Quinque Operating Co. and other parties against approximately 300 defendants, including the Company and three of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims in the measurement and payment of gas royalties from privately held gas leases. Quinque Operating Co. dropped out of the case and Will Price, a gas royalty owner based in Kansas, assumed the lead plaintiff's role. The defendants' motion to deny class certification was granted in April 2003. In June 2003, the Company defendants were dropped from suit. The deadline to file an amended complaint has expired and this matter is now considered closed.

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
4.1

Indenture, dated as of May 1, 1971, between Consolidated Natural Gas Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Manufacturers Hanover Trust Company) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012, incorporated by reference); Fifteenth Supplemental Indenture dated as of October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651, incorporated by reference); Seventeenth Supplemental Indenture dated as of August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Eighteenth Supplemental Indenture dated as of December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Nineteenth Supplemental Indenture dated as of January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Twentieth Supplemental Indenture dated as of March 19, 2001 (filed herewith).

10.1

$1,250,000,000 364-Day Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated as of May 29, 2003 (filed herewith).

10.2	$1,000,000,000 364-Day Credit Agreement among Consolidated Natural Gas Company and Barclays Bank PLC, as Administrative Agent for the Lenders, dated as of August 20, 2003 (filed herewith).

CONSOLIDATED NATURAL GAS COMPANY
PART II. - OTHER INFORMATION
(a) Exhibits (continued):

12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSOLIDATED NATURAL GAS COMPANY Registrant

November 7, 2003	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)