Form 10-Q
period 2004-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2004-05-05
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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

At April 30, 2004, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

INDEX

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Revenue
External customers	$1,770	$1,612
Affiliated customers	308	112
Total operating revenue	2,078	1,724
Operating Expenses
Purchased gas, net
External suppliers	914	664
Affiliated suppliers	150	125
Electric fuel and energy purchases, net	80	45
Liquids, pipeline capacity and other purchases	51	53
Other operations and maintenance	152	186
Depreciation, depletion and amortization	154	140
Other taxes	82	82
Total operating expenses	1,583	1,295
Income from operations	495	429
Other income	29	1
Interest and related charges:
Interest expense - junior subordinated notes payable to affiliated trust	4	-
Interest expense - other	38	35
Distributions-mandatorily redeemable trust preferred securities	-	4
Total interest and related charges	42	39
Income before income taxes	482	391
Income taxes	171	139
Income before cumulative effect of a change in accounting principle	311	252
Cumulative effect of a change in accounting principle (net of income taxes of $3)	-	(5)
Net Income	$ 311	$ 247

________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2004	December 31, 2003(1)
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 40	$ 39
Customer accounts receivable (net of allowance of $45 in 2004 and $37 in 2003)	1,012	795
Other accounts receivable	52	45
Receivables and advances due from affiliates	418	340
Inventories	72	238
Prepayments	41	56
Derivative assets	123	106
Other	256	296
Total current assets	2,014	1,915
Investments	295	282
Property, Plant and Equipment, Net
Property, plant and equipment	16,142	15,854
Accumulated depreciation, depletion and amortization	(5,843)	(5,674)
Total property, plant and equipment, net	10,299	10,180
Deferred Charges and Other Assets
Goodwill, net	623	626
Regulatory assets	324	328
Prepaid pension cost	900	872
Derivative assets	114	84
Other	210	210
Total deferred charges and other assets	2,171	2,120
Total assets	$14,779	$14,497

________________

(1)The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
	March 31, 2004	December 31, 2003(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Securities due within one year	$ 497	$ 501
Short-term debt	202	151
Accounts payable, trade	580	655
Payables to affiliates	112	118
Affiliated current borrowings	802	1,027
Accrued interest, payroll and taxes	348	214
Derivative liabilities	808	620
Other	389	278
Total current liabilities	3,738	3,564
Long-Term Debt
Long-term debt	2,987	2,979
Junior subordinated notes payable to affiliated trust	206	206
Notes payable -other affiliates	234	234
Total long-term debt	3,427	3,419
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,772	1,760
Asset retirement obligations	243	240
Derivative liabilities	786	669
Regulatory liabilities	216	212
Other	267	268
Total deferred credits and other liabilities	3,284	3,149
Total liabilities	10,449	10,132
Commitments and Contingencies (see Note 11)
Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	2,478	2,478
Retained earnings	736	608
Accumulated other comprehensive loss	(700)	(537)
Total common shareholder's equity	4,330	4,365
Total liabilities and shareholder's equity	$14,779	$14,497

________________

(1)The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated

     Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Activities
Net income	$ 311	$ 247
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	154	140
Deferred income taxes and investment tax credits, net	96	60
Valuation adjustment on CNG International assets	(18)	-
Cumulative effect of a change in accounting principle, net of income taxes	-	5
Changes in:
Accounts receivable	(224)	(335)
Affiliated receivables and payables	(84)	(91)
Inventories	166	65
Prepayments	15	70
Margin deposit assets and liabilities	37	2
Accounts payable, trade	(75)	35
Accrued interest, payroll and taxes	134	89
Other operating assets and liabilities	139	44
Net cash provided by operating activities	651	331
Investing Activities
Additions to gas and oil properties, including acquisitions	(243)	(178)
Plant construction and other property additions	(53)	(86)
Other	3	(6)
Net cash used in investing activities	(293)	(270)
Financing Activities
Issuance (repayment) of affiliated current borrowings, net	(225)	39
Issuance of short-term debt, net	51	104
Dividends paid	(183)	(166)
Net cash used in financing activities	(357)	(23)
Increase in cash and cash equivalents	1	38
Cash and cash equivalents at beginning of period	39	22
Cash and cash equivalents at end of period	$ 40	$ 60

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act), is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve 1.4 million residential and commercial customer accounts in the Northeast and Midwest. The Company operates an interstate gas transmission pipeline system in the Midwest, the Mid-Atlantic states and the Northeast and a liquefied natural gas import and storage facility in Maryland. The Company's producer services operations involve the aggregation of natural gas supply and related wholesale activities. The Company's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

The Company manages its daily operations through three primary operating segments: Energy, Delivery and Exploration & Production. In addition, the Company reports its corporate functions as a segment. Assets remain wholly-owned by the Company's legal subsidiaries.

The "Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of Consolidated Natural Gas Company's consolidated subsidiaries or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries.

Note 2.     Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The accompanying unaudited Consolidated Financial Statements represent the Company's accounts after the elimination of intercompany transactions. The Company follows the equity method of accounting for investments with a 50% or less interest in partnerships and corporate joint ventures when the Company is able to significantly influence the financial and operating policies of the investee. The Company reports its equity earnings from these investments in other income. For all other investments, the cost method is applied.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the Company's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of purchased gas expense recovery and other factors.

Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Note 3.     Recently Adopted Accounting Standards

2004

FIN 46R

The Company adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in variable interest entities (VIEs) that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position relating to this adoption.

As described more fully in Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities on December 31, 2003.

2003

SFAS No. 143

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Upon adoption, the Company recognized a $5 million after-tax loss as the cumulative effect of this change in accounting principle.

Note 4.     Classification of Oil and Gas Drilling Rights

The Emerging Issues Task Force (EITF) has added EITF Issue No. 03-S, Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies, to its agenda to address a question about whether oil and gas drilling rights should be classified as intangible assets rather than tangible assets on the balance sheet. If, as a result of the resolution of this issue, reclassification of the costs associated with its oil and gas drilling rights is required, the Company's net intangible assets would increase and its net property, plant and equipment would decrease. As of March 31, 2004, the amount subject to reclassification was approximately $3.8 billion. While resolution of this issue may affect the balance sheet classification of these assets, there would be no impact on the Company's results of operations or cash flows.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 5.    Operating Revenue

The Company's operating revenue consists of the following:
	Three Months Ended March 31,
	2004	2003
	(millions)
Regulated gas sales	$ 660	$ 551
Nonregulated gas sales
External customers	363	362
Affiliated customers	293	99
Gas transportation and storage	272	267
Gas and oil production	296	297
Other	194	148
Total operating revenue	$2,078	$1,724

Note 6.     Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended March 31,
	2004	2003
	(millions)
Net income	$311	$247
Other comprehensive loss:
Net other comprehensive loss associated with effective portion of changes in fair value of derivative cash flow hedges, net of taxes and amounts reclassified to earnings	(174)	(146)
Other(1)	11	8
Other comprehensive loss	(163)	(138)
Total comprehensive income	$148	$109

________________

(1) Represents primarily the impact of foreign currency translation adjustments.

Note 7.     CNG International Investments (CNGI) Held for Sale

Regarding CNGI's investment in a pipeline business in Australia, an agreement has been reached whereby a portion of the pipeline assets is to be sold for an amount in excess of what the Company had previously estimated. Accordingly, the Company recorded an $18 million benefit to adjust the carrying amount of its investment to reflect the current estimate of fair market value, less estimated costs to sell. The Company expects to complete the sale in the second quarter of 2004.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 8.     Hedge Accounting Activities

The Company is exposed to the impact of market fluctuations in the price of natural gas and oil and in the financial market risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. Selected information about the Company's hedge accounting activities follows:

	Three Months Ended March 31,
	(millions)
	2004	2003
Portion of pre-tax gains (losses) on hedging instruments determined to be ineffective and included in net income (loss):
Fair value hedges	$ 1	$ 2
Cash flow hedges	(3)	4
Net ineffectiveness	$ (2)	$ 6
For options used as hedging instruments, change in options' time value excluded from measurement of effectiveness and included in net income:
Fair value hedges	$ -	$ -
Cash flow hedges	36	4
Total change in options' time value	$ 36	$ 4

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive loss in the Consolidated Balance Sheet at March 31, 2004:
	Accumulated Other Comprehensive Loss After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
	(millions)
Commodities
Gas	$(581)	$(290)	47 months
Oil	(150)	(71)	33 months
Interest Rate	(13)	(4)	117 months
Total	$(744)	$(365)

The actual amounts that will be reclassified to earnings during the next 12 months will vary from the expected amounts presented above as a result of changes in market prices and interest rates. The effect of amounts being reclassified from accumulated other comprehensive loss to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9.    Ceiling Test

The Company follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves assuming period-end hedge-adjusted prices. Approximately 14% of the Company's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of March 31, 2004.

Note 10.    Significant Financing Transactions

Credit Facilities

In January 2004, the Company entered into a $200 million letter of credit agreement to support the issuance of a letter of credit to provide collateral required by a counterparty on derivative financial contracts used by the Company in its risk management strategies for its gas and oil production. The agreement terminates in May 2004 and is not expected to be renewed. At March 31, 2004, outstanding letters of credit under this agreement totaled $200 million.

In August 2003, the Company entered into a $1.0 billion 364-day revolving credit facility that terminates in August 2004. This credit facility is being used to support the issuance of commercial paper and letters of credit to provide collateral required by counterparties on derivative financial contracts used by the Company in its risk management strategies for its gas and oil production. At March 31, 2004, outstanding letters of credit under this facility totaled $825 million and capacity available under this facility was $175 million. The Company expects to renew the $1.0 billion 364-day revolving credit facility prior to its maturity in August 2004.

Joint Credit Facilities

In May 2002 and May 2003, Dominion, Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion, and the Company entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2004 and a $750 million three-year revolving credit facility that terminates in May 2005. These joint credit facilities are being used for working capital; as support for the combined commercial paper programs of Dominion, Virginia Power and the Company; and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. The Company expects to renew the 364-day revolving credit facility prior to its maturity in May 2004.

At March 31, 2004, total outstanding commercial paper supported by the joint credit facilities was $1.53 billion, of which the Company's borrowings were $202 million. At March 31, 2004, total outstanding letters of credit supported by the three-year facility were $148 million, all of which were issued on the behalf of other Dominion subsidiaries. At March 31, 2004, capacity available under the two credit facilities was $322 million.

Shelf Registration

At March 31, 2004, the Company had $1.3 billion of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11.    Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, nor have any significant new matters arisen during the first quarter of 2004.

Guarantees, Letters of Credit and Surety Bonds

As of March 31, 2004, the Company had issued $1.4 billion of guarantees, including: $985 million to support commodity transactions of subsidiaries, $288 million for subsidiary debt and $149 million for guarantees supporting other agreements of subsidiaries. The Company had also purchased $48 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $1.0 billion. The Company enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, the Company may choose at any time to limit the applicability of such guarantees to future transactions. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, that liability is included in the Company's Consolidated Financial Statements. The Company is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that the Company will have to perform under the guarantee. No such liabilities have been recognized as of March 31, 2004. The Company believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Enron Bankruptcy

As described more fully in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion submitted a claim in the Enron bankruptcy case for the value of certain terminated commodity contracts. The bankruptcy court's approval of a settlement of Dominion's claim in the proceeding during the first quarter of 2004 did not require material adjustments to the Company's estimates and, accordingly, did not materially affect the Company's results of operations or cash flows.

Note 12. Credit Risk

The Company's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy marketing activities. The Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At March 31, 2004, gross credit exposure related to these transactions totaled $318 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist). Of this amount, investment grade counterparties represent 55% and no single counterparty exceeded 7%. The Company held no collateral at March 31, 2004.

As of March 31, 2004 and December 31, 2003, the Company had margin deposit assets (reported in other current assets) of $22 million and $59 million, respectively. The Company had no margin deposit liabilities as of March 31, 2004 or December 31, 2003.

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

Transactions with Other Dominion Subsidiaries

The Company transacts with other Dominion affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. The Company enters into certain derivative commodity contracts with Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by the Company to manage commodity price risks associated with the purchases and sales of natural gas. The Company designates the majority of these contracts as cash flow hedges for accounting purposes. The affiliated commodity transactions below include total net realized gains on affiliate commodity derivative transactions of $4 million and $5 million in the first quarter of 2004 and 2003, respectively.

Three Months Ended March 31,
	2004	2003
	(millions)
Purchases of natural gas from affiliates	$150	$125
Sales of natural gas to affiliates	293	99
Sales of gas transportation and storage services to affiliates	6	9
Purchases of electric fuel and energy from affiliates	38	10
Sales of electricity to affiliates	8	4

The Company's Consolidated Balance Sheets include derivative assets of $28 million and $50 million with Dominion affiliates at March 31, 2004 and December 31, 2003, respectively, and derivative liabilities of $38 million and $48 million with Dominion affiliates at March 31, 2004 and December 31, 2003, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of those derivative contracts that had been designated as hedges, are included in the balance of accumulated other comprehensive loss in the Consolidated Balance Sheets.

Dominion Resources Services, Inc. provided accounting, legal and certain administrative and technical services to the Company, which totaled $43 million in the first quarter of both 2004 and 2003. The Company provided certain services, including technical services to other Dominion affiliates, which totaled $2 million and $3 million in the first quarter of 2004 and 2003, respectively.

The Company is leasing a power generation facility from another Dominion subsidiary. As a result of adopting FIN 46R on December 31, 2003 for its interests in special purpose entities, the Company includes this special purpose lessor entity in its Consolidated Financial Statements. The Company recognized $1 million of interest expense in its consolidated results associated with the special purpose lessor's debt in the first quarter of 2004. In the first quarter of 2003, the Company made $1 million of lease payments related to this lease to the Dominion subsidiary.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Transactions with Dominion

At March 31, 2004 and December 31, 2003, the Company and its subsidiaries have borrowed funds from Dominion under the Dominion money pool ($668 million and $901 million, respectively) and a short-tem demand note ($134 million and $126 million, respectively). During the first quarter of 2004 and 2003, the Company incurred $3 million in each period in interest charges related to these borrowings.

Transactions with Other Related Parties

Upon adoption of FIN 46R for its interests in special purpose entities on December 31, 2003, the Company ceased consolidating CNG Capital Trust I, a finance subsidiary of the Company. The junior subordinated notes issued by the Company and held by the trust are reported as long-term debt. The Company reported $4 million of interest expense on the junior subordinated notes in the first quarter of 2004 and reported $4 million of distributions of subsidiary trusts in the first quarter of 2003.

Note 14. Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost for the Company's pension and other postretirement benefit plans for employees represented by collective bargaining units:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2004	2003	2004	2003
	(millions)
Service cost	$ 3	$ 2	$ 4	$ 3
Interest cost	8	7	6	6
Expected return on plan assets	(25)	(24)	(3)	(2)
Amortization of prior service cost	--	--	--	--
Amortization of transition obligation	(1)	(1)	1	1
Amortization of net (gain) loss	--	(2)	3	2
Net periodic benefit cost (credit)	($15)	($18)	$11	$10

Company's net periodic benefit cost (credit)(1)	($28)	($33)	$15	$14

(1) Amounts represent all benefit plans in which the Company participates, including benefit plans covering multiple Dominion     subsidiaries.

Employer Contributions

The Company made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first quarter of 2004. The Company expects to contribute at least $51 million to its other postretirement benefit plans during the remainder of 2004. Under its funding policies, the Company evaluates plan funding requirements annually, usually in the third quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2004 will be determined at that time.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15.    Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on three primary operating segments:

Energy includes the Company's gas transmission pipeline and storage system, certain gas production operations, a liquefied natural gas import and storage facility and producer services operations that includes aggregation of gas supply and related wholesale activities.

Delivery includes the Company's regulated gas distribution systems and customer service operations and the Company's nonregulated retail energy marketing activities.

Exploration & Production includes the Company's onshore and offshore gas and oil exploration, development and production operations. These operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico.

In addition, the Company reports corporate and other functions as a segment, including activities of CNGI and other minor subsidiaries. The contribution to net income by the Company's primary operating segments is determined based on a measure of profit that executive management believes represents the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment.

	Energy	Delivery	Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
	(millions)
Three Months ended March 31, 2004
Operating revenue-external customers	$566	$1,130	$372	$ 10	$ -	$2,078
Operating revenue-intersegment	59	19	34	-	(112)	-
Net income	83	99	109	20	-	311

Three Months ended March 31, 2003
Operating revenue-external customers	$419	$909	$384	$ 12	$ -	$1,724
Operating revenue-intersegment	69	13	37	-	(119)	-
Net income (loss)	81	92	84	(10)	-	247

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

Contents of MD&A

The MD&A consists of the following information:

  Forward-Looking Statements
  Accounting Matters
  Results of Operations
  Segment Results of Operations
  Credit Risk
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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2004, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; employee benefit plans; regulated operations; and gas and oil operations.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

FIN 46R

The Company adopted FIN 46R for its interests in variable interest entities (VIEs) that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position relating to this adoption.

Results of Operations

Following is a summary of contributions by its operating segments to net income for the quarter ended March 31, 2004 and 2003:

	Net Income
Three Months Ended March 31,	2004	2003
	(millions)
Energy	$ 83	$ 81
Delivery	99	92
Exploration & Production	109	84
Primary operating segments	291	257
Corporate and Other	20	(10)
Consolidated	$311	$247

Overview

Net income for the first quarter of 2004 increased 26% to $311 million, as compared to the first quarter of 2003. The Company's primary operating segments contributed an additional $34 million to net income. This increase largely reflects favorable changes in the fair value of options held by the Company's gas and oil operations and an increase in contributions from the nonregulated retail energy marketing operations, reflecting an increase in customer accounts and decrease in purchased gas prices.

The increase in net income was also impacted by specific items recognized by the Company during the quarters ended March 31, 2004 and 2003 and reported in the Corporate and Other segment, including:

  $18 million benefit in 2004 resulting from a favorable adjustment to the carrying amount of CNGI's investment in an Australian pipeline business based on an agreement, whereby a portion of the pipeline assets is to be sold;

  $5 million after-tax loss from adopting SFAS No. 143 in 2003; and

  $4 million of after-tax severance costs for workforce reductions in 2003.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company's results of operations:

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Revenue
Regulated gas sales	$ 660	$ 551
Nonregulated gas sales	656	461
Gas transportation and storage	272	267
Gas and oil production	296	297
Other	194	148
Operating Expenses
Purchased gas, net	1,064	789
Electric fuel and energy purchases, net	80	45
Liquids, pipeline capacity and other purchases	51	53
Other operations and maintenance	152	186
Depreciation, depletion and amortization	154	140
Other taxes	82	82
Other income	29	1
Interest and related charges	42	39
Income taxes	171	139
Cumulative effect of a change in accounting principle (net of tax)	-	(5)

An analysis of the Company's results of operations for the first quarter of 2004 compared to the first quarter of 2003 follows:

Operating Revenue

Regulated gas sales revenue increased 20% to $660 million, primarily reflecting the combined effects of:

  A $132 million increase due to increased rates for regulated gas distribution operations primarily related to the recovery of higher gas prices, partially offset by a $38 million decrease associated with milder weather. The effect of this increase in regulated gas sales revenue on net income was largely offset by a comparable increase in Purchased gas expense; and

  A $19 million increase in sales by gas transmission operations.

Nonregulated gas sales revenue increased 42% to $656 million primarily reflecting:

  A $101 million increase in revenue from retail energy marketing operations, reflecting higher prices ($26 million) and higher volumes ($75 million); and

  A $98 million increase in revenue from producer services operations, reflecting lower prices ($55 million) and higher volumes ($153 million).

The increase also includes $194 million of higher gas sales to another Dominion affiliate, as part of Dominion's enterprise-wide price risk management. See Note 13 to the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Gas transportation and storage increased 2% to $272 million primarily reflecting higher storage revenues related to the reactivation of the Company's liquefied natural gas import facility and higher gas transmission revenue, partially offset by lower volumes of gas delivered by the regulated operations due to comparably milder weather in the first quarter of 2004.

Gas and oil production revenue decreased less than 1% to $296 million primarily due to lower average realized prices for gas and oil largely offset by the recognition of previously deferred revenue for gas volumes delivered under a volumetric production payment (VPP) agreement ($29 million).

Other revenue increased 31% to $194 million, primarily reflecting:

  A $35 million increase in nonregulated electric revenue, resulting primarily from customer growth in retail energy sales;

  A $6 million increase in sales of extracted products; and

  A $4 million increase in gathering service revenue associated with the distribution operations.

Operating Expenses and Other Items

Purchased gas expense increased 35% to $1.1 billion, primarily reflecting:

  An $81 million increase associated with retail energy marketing, reflecting higher volumes;

  An $86 million increase associated with producer services operations, reflecting lower prices ($68 million) and higher volumes ($154 million); and

  An $89 million increase associated with regulated gas sales discussed above in Regulated gas sales revenue.

The increase includes $25 million of higher gas purchases from another Dominion subsidiary. See Note 13 to the Consolidated Financial Statements.

Electric fuel and energy purchases expense increased 78% to $80 million associated with nonregulated retail energy marketing operations, related primarily to higher volumes, including $28 million of additional energy purchases from another Dominion subsidiary. See Note 13 to the Consolidated Financial Statements.

Liquids, pipeline capacity and other purchases expense decreased 4% to $51 million, reflecting primarily lower levels of rate recoveries for certain costs of transmission operations in the first quarter of 2004, partially offset by the increase in the cost of liquids purchased for resale.

Other operations and maintenance expense decreased 18% to $152 million, primarily reflecting the following:

  A $35 million benefit primarily due to favorable mark-to-market changes in fair value attributable to the time value of options that are designated as hedges of future sales from oil production; and

  A $7 million charge recognized in 2003 related to severance costs for workforce reductions. No comparable charge was recognized during 2004.

These decreases were partially offset by lower net pension credits and higher other postretirement benefit (OPEB) costs ($7 million).

Depreciation, depletion and amortization expense increased 10% to $154 million, primarily reflecting higher finding and development costs and higher depreciation expense, resulting from property additions, including the consolidation of certain VIEs as a result of adopting FIN 46R at December 31, 2003.

Other income increased $28 million, primarily reflecting an $18 million benefit resulting from a favorable adjustment to the carrying amount of CNGI's investment in an Australian pipeline business based on an agreement, whereby a portion of the pipeline assets is to be sold. In addition, this increase includes $10 million of higher investment income.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Cumulative effect of a change in accounting principle-During the first quarter of 2003, the Company adopted SFAS No. 143, resulting in a net after-tax loss of $5 million.

Segment Results of Operations

Energy Segment

The Energy segment includes the Company's natural gas transmission pipeline and storage businesses, including the Cove Point liquefied natural gas (LNG) facility, certain natural gas production and producer services (aggregation of gas supply and related wholesale activities) operations.

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income contribution	$83	$81
Gas sales (bcf)	68	41
Gas transportation throughput (bcf)	316	267
bcf = billion cubic feet

Presented below are the key factors that impacted the Energy segment's operating results:

2004 vs. 2003 Increase (Decrease)

(millions)
Gas prices	$5
Cove Point LNG facility	3
Operations and maintenance expenses	(3)
Other	(3)
Change in net income contribution	$2

The Energy segment had an increase of $2 million in net income, as compared to the first quarter of 2003, reflecting:

  Higher gas prices on producer services operations;

  Higher contribution from the Cove Point LNG facility due to a full quarter of operations after the reactivation of the import facility in third quarter of 2003; and

  Higher operations and maintenance expense due to increased pension and OPEB costs and higher contractor services expense.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

 Delivery Segment

The Delivery segment includes the Company's regulated gas distribution and customer service business and nonregulated retail energy marketing operations and related products and services.

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income contribution	$99	$92
Throughput:
Gas sales - regulated (bcf)	62	67
Gas transportation - regulated (bcf)	96	99
Total throughput (bcf)	158	166

Presented below are the key factors that impacted the Delivery segment's operating results:

2004 vs. 2003 Increase (Decrease)

(millions)
Weather	$ (7)
Customer growth and gas costs	14
Pension and OPEB expense	(3)
Bad debt reserve	5
Other	(2)
Change in net income contribution	$ 7

The Delivery segment had an increase of $7 million in net income, as compared to the first quarter of 2003, reflecting:

  Lower gas sales and transport volumes attributable to comparably warmer weather (heating degree-days were 7% lower in the franchise service areas);

  Higher contribution from nonregulated electric and gas operations primarily reflecting an increase in customer accounts and decreased purchased gas prices;

  A decrease in net pension credits and an increase in OPEB costs; and

  Bad debt expenses were lower in 2004 primarily due to increased reserves required in the first quarter of 2003 due to colder than normal weather. The reduction also reflects the effect of the bad debt rider for Ohio customers that allows for the deferral and subsequent recovery of incremental bad debt expense over the level that is included in base rates.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration & Production Segment

The Exploration & Production segment includes the Company's gas and oil exploration, development and production business.

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income contribution	$109	$84
Gas production (bcf)	70	70
Oil production (million bbls)	1.8	1.9
Average realized prices with hedging results:
Gas (per mcf)(1)	$4.09	$4.27
Oil (per bbl)	24.23	26.14
Average realized prices without hedging results:
Gas (per mcf)(1)	5.47	6.18
Oil (per bbl)	33.88	33.79
Other information:
DD&A (unit of production rate per mcfe)	$1.34	$1.26

                                  bbl = barrel

                                  mcf = thousand cubic feet

                                  mcfe = thousand cubic feet equivalent

(1) Excludes $29 million of revenue recognized in the first quarter of 2004 under the volumetric production payment (VPP) agreement described in Note 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Presented below are the key factors that impacted the Exploration & Production segment's operating results:

2004 vs. 2003 Increase (Decrease)

(millions)
VPP revenue	$ 18
Gas and oil-prices	(8)
Gas and oil-production	(5)
Operations and maintenance expense	27
DD&A-rate	(4)
Other	(3)
Change in net income contribution	$ 25

The Exploration & Production segment had an increase of $25 million in net income, as compared to the first quarter of 2003, reflecting:

  Recognition of previously deferred revenue in connection with deliveries under a VPP agreement;

  Lower gas production reflecting the sale of mineral rights under the VPP agreement, which was largely offset by increased Gulf of Mexico gas production;

  Lower operations and maintenance expenses, which decreased primarily due to favorable mark-to-market changes in fair value attributable to the time value of options that are designated as hedges of future sales from oil production;

  A higher rate for depreciation, depletion and amortization (DD&A), reflecting acquisitions, dispositions and increased finding and development costs;

  Lower average realized prices for gas and oil; and

  Lower oil production, reflecting declines in Gulf of Mexico shelf and deepwater production.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Corporate and Other

Corporate and Other also includes CNGI and other minor subsidiaries.

Presented below are Corporate and Other's operating results for the three months ended March 31, 2004 and 2003:
	Three Months Ended March 31,
	2004	2003
	(millions)
Specific items attributable to operating segments:
Cumulative effect of a change in accounting principle	$ -	$ (5)
Other	-	(4)
Total specific items	-	(9)
Other corporate operations	20	(1)
Total net income (loss)	$ 20	$ (10)

The net income for Corporate and Other was $20 million for 2004, compared to net loss of $10 million in 2003. The 2004 net income reflects an $18 million benefit for an adjustment to the carrying amount of CNGI's investment in an Australian pipeline business based on an agreement, whereby a portion of the pipeline assets will be sold for an amount in excess of what the Company had previously estimated.

The 2003 net loss primarily reflected:

  A $5 million after-tax loss associated with the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 on January 1, 2003 attributable to the Energy segment and

  A $6 million ($4 million after-tax) charge for severance costs related to workforce reductions in Other operations and maintenance expense, including $3 million, $2 million and $1 million attributable to the Energy, Delivery and Exploration & Production segments, respectively.

Credit Risk

The Company's exposure to potential credit risk results primarily from its marketing of natural gas and sales of gas and oil production. Presented below is a summary of the Company's gross credit exposure as of March 31, 2004. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. At March 31, 2004, the Company held no collateral made available by its counterparties.

Gross Credit Exposure
(millions)
Investment grade(1)	$146
Non-investment grade(2)	16
No external ratings:
Internally rated-investment grade(3)	29
Internally rated-non-investment grade(4)	127
Total	$318

________________

(1)   Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category represented approximately 26% of the total gross credit exposure.

(2)   The five largest counterparty exposures, combined, for this category represented approximately 4% of the total gross credit exposure.

(3)   The five largest counterparty exposures, combined, for this category represented approximately 6% of the total gross credit exposure.

(4)   The five largest counterparty exposures, combined, for this category represented approximately 12% of the total gross credit exposure.

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

The Company's operations are weather sensitive. The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for natural gas and affect the price of energy commodities. In addition, severe weather, including hurricanes, can be destructive, disrupting operations, causing production delays and unusual maintenance and repair that require the Company to incur additional expenses.

The Company is subject to complex governmental regulation that could adversely affect its operations. The Company's operations are subject to extensive federal, state and local regulation and may require numerous permits, approvals and certificates from various governmental agencies. The Company must also comply with environmental legislation and associated regulations. Management believes the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require the Company to incur additional expenses.

Costs of environmental compliance, liabilities and litigation could exceed the Company's estimates. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. In addition, the Company may be a responsible party for environmental clean-up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

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

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

The Company's exploration and production business is dependent on factors that cannot be predicted or controlled. Factors that may affect the Company's financial results include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities, the Company's ability to acquire additional land positions in competitive lease areas as well as inherent operational risks that could disrupt production. The Company's liquidity may also be impacted by margin requirements that result from financial derivatives used to hedge future sales of gas and oil production and require the deposit of funds or other collateral with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Short-term market declines in natural gas and oil prices may also result in the permanent write-down of the Company's gas and oil properties as required by the full cost method of accounting. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. If net capitalized costs exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test), in a given country, at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An inability to access financial markets could affect the execution of the Company's business plan. The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company's credit ratings. Restrictions on the Company's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of March 31, 2004, the Company's senior unsecured debt was rated BBB+, negative outlook, by Standard & Poor's, and A3, negative outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or modify its business plans in ways that may adversely affect its growth and earnings per share. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

Potential changes in accounting practices may adversely affect the Company's financial results. The Company cannot predict the impact future changes in accounting standards or practices may have on public companies in general or the energy industry or its operations specifically. New accounting standards could be issued that could change the way the Company records revenue, expenses, assets and liabilities. These changes in accounting standards could adversely affect the Company's reported earnings or could increase reported liabilities.

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

CONSOLIDATED NATURAL GAS COMPANY
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Company and its subsidiaries, or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 5. OTHER INFORMATION

Greenbrier Pipeline

In April 2004, FERC granted Greenbrier Pipeline Company, LLC's (Greenbrier)filed a request with FERC for a two-year extension of the time within which Greenbrier may construct and operate the Greenbrier Pipeline. Greenbrier had received final FERC approval for the pipeline in April 2003. The Greenbrier Pipeline is proposed to originate in Kanawha County, West Virginia and extend through southwest Virginia to Granville County, North Carolina.

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
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED NATURAL GAS COMPANY Registrant
May 5, 2004	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)