Form 10-Q
period 2005-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2005-05-04
CIK 23738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

At March 31, 2005, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

INDEX

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Revenue
External customers	$2,112	$1,770
Affiliated customers	261	308
Total operating revenue	2,373	2,078

Operating Expenses
Purchased gas, net
External suppliers	1,042	914
Affiliated suppliers	133	150
Electric fuel and energy purchases
External suppliers	27	42
Affiliated suppliers	45	38
Liquids, pipeline capacity and other purchases	102	51
Other operations and maintenance
External suppliers	224	110
Affiliated suppliers	43	42
Depreciation, depletion and amortization	166	154
Other taxes	90	82
Total operating expenses	1,872	1,583

Income from operations	501	495

Other income	3	29

Interest and related charges:
Interest expense	48	38
Interest expense - junior subordinated notes payable to affiliated trust	4	4
Total interest and related charges	52	42

Income before income taxes	452	482
Income tax expense	165	171

Net Income	$ 287	$ 311

________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2005	December 31, 2004(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 50	$ 19
Customer accounts receivable (net of allowance of $35 in 2005 and $28 in 2004)	1,260	1,044
Other accounts receivable	102	61
Receivables and advances due from affiliates	106	125
Inventories	59	222
Derivative assets	1,077	504
Deferred income taxes	504	280
Other	540	374
Total current assets	3,698	2,629

Investments	300	291

Property, Plant and Equipment, Net
Property, plant and equipment	17,595	17,220
Accumulated depreciation, depletion and amortization	(6,323)	(6,170)
Total property, plant and equipment, net	11,272	11,050

Deferred Charges and Other Assets
Goodwill, net	623	623
Regulatory assets	350	369
Prepaid pension cost	1,009	984
Derivative assets	427	541
Other	258	235
Total deferred charges and other assets	2,667	2,752

Total assets	$17,937	$16,722

________________
(1)The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
	March 31, 2005	December 31, 2004(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 150	$ 150
Accounts payable, trade	819	949
Payables to affiliates	127	111
Affiliated current borrowings	1,321	1,195
Accrued interest, payroll and taxes	380	229
Derivative liabilities	2,366	1,237
Other	561	341
Total current liabilities	5,724	4,212

Long-Term Debt
Long-term debt	3,447	3,454
Junior subordinated notes payable to affiliated trust	206	206
Total long-term debt	3,653	3,660

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,208	2,321
Asset retirement obligations	243	251
Derivative liabilities	1,613	1,234
Regulatory liabilities	231	223
Other	373	341
Total deferred credits and other liabilities	4,668	4,370
Total liabilities	14,045	12,242

Commitments and Contingencies (see Note 11)

Common Shareholder's Equity
Common stock-no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	2,521	2,520
Retained earnings	1,066	993
Accumulated other comprehensive loss	(1,511)	(849)
Total common shareholder's equity	3,892	4,480

Total liabilities and shareholder's equity	$17,937	$16,722

________________

(1)The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Activities
Net income	$ 287	$ 311
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	166	154
Deferred income taxes and investment tax credits, net	61	96
Net unrealized (gain) loss on energy-related derivatives	30	(36)
Valuation adjustment on CNG International assets	-	(18)
Changes in:
Accounts receivable	(257)	(224)
Affiliated receivables and payables	35	(84)
Inventories	163	166
Margin deposit assets and liabilities	(158)	37
Accounts payable, trade	(130)	(75)
Accrued interest, payroll and taxes	151	134
Other operating assets and liabilities	108	190
Net cash provided by operating activities	456	651

Investing Activities
Additions to gas and oil properties, including acquisitions	(351)	(243)
Plant construction and other property additions	(67)	(53)
Proceeds from sales of gas and oil properties	86	-
Other	(5)	3
Net cash used in investing activities	(337)	(293)

Financing Activities
Issuance (repayment) of affiliated current borrowings, net	126	(225)
Issuance of short-term debt, net	-	51
Dividends paid	(214)	(183)
Net cash used in financing activities	(88)	(357)

Increase in cash and cash equivalents	31	1
Cash and cash equivalents at beginning of period	19	39
Cash and cash equivalents at end of period	$ 50	$ 40

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations

Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act), is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve 1.1 million residential and commercial gas and electric customer accounts in the Northeast, Mid-Atlantic and Midwest. The Company operates an interstate gas transmission pipeline system in the Northeast, Midwest, and the Mid-Atlantic states and a liquefied natural gas (LNG) import and storage facility in Maryland. The Company's producer services operation involves the aggregation of natural gas supply and related wholesale activities. The Company's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

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

Note 2.  Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004.

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

The Company reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of the Company's estimation techniques.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of purchased gas expense recovery and other factors.

Certain amounts in the 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

Crude Oil Buy/Sell Arrangements
The Company enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. The Company typically enters into either a single or a series of buy/sell transactions in which it sells its crude oil production at the offshore field delivery point and buys similar quantities at Cushing, Oklahoma for sale to third parties. The Company is able to enhance profitability by selling to a wide array of refiners and/or trading companies at Cushing, one of the largest crude oil markets in the world, versus restricting sales to a limited number of refinery purchasers in the Gulf of Mexico. These transactions require physical delivery of the crude oil and the risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling and counterparty nonperformance risk.

Under the primary guidance of Emerging Issue Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. The EITF is currently discussing Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which specifically focuses on purchase and sale transactions made pursuant to crude oil buy/sell arrangements. The EITF is evaluating whether these types of transactions should be presented net in the Consolidated Statements of Income. While resolution of this issue may affect the income statement presentation of these revenues and expenses, there would be no impact on the Company's results of operations or cash flows. Amounts currently shown on a gross basis in the Company's Consolidated Statements of Income that could be impacted by further EITF deliberations in this area are summarized below.

	Three Months Ended March 31,
	2005	2004
	(millions)
Sale activity included in operating revenue	$93	$46
Purchase activity included in operating expenses(1)	89	42

(1) Included in Liquids, pipeline capacity and other purchases

Note 3.  Recently Issued Accounting Standards
FIN 47
In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and (or) method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the impact that FIN 47 may have on its results of operations and financial condition.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4.  Volumetric Production Payment (VPP) Transaction
In March 2005, the Company and Dominion Energy, Inc. (DEI), a wholly-owned subsidiary of Dominion, received $86 million and $338 million, respectively, for the sale of fixed-term overriding royalty interests in certain natural gas reserves for the period March 2005 through February 2009. The sale reduced the proved natural gas reserves of the Company and DEI by approximately 15 billion cubic feet (bcf) and 61 bcf, respectively. While the Company and DEI are obligated under the agreement to deliver to the purchaser its portion of future natural gas production from the properties, the Company and DEI retain control of the properties and rights to future development drilling. If total production from the properties subject to the sale is inadequate to deliver the approximately 76 bcf of natural gas scheduled for delivery to the purchaser, the Company and DEI have no obligation to make up the shortfall. A production shortfall against scheduled production for one group of properties subject to the sale, however, may be required to be made up in whole or in part from additional production in excess of scheduled production quantities from other properties subject to the sale. The Company recorded the cash proceeds received from this VPP transaction as deferred revenue and will recognize revenue from the transaction as natural gas is produced and delivered to the purchaser. The Company previously entered into VPP transactions in 2004 and 2003 for approximately 83 bcf for the period May 2004 through April 2008 and 66 bcf for the period August 2003 through July 2007, respectively.

Note 5.  Operating Revenue
The Company's operating revenue consists of the following:
	Three Months Ended March 31,
	2005	2004
	(millions)
Regulated gas sales	$ 778	$ 660
Nonregulated electric sales	77	88
Nonregulated gas sales
External customers	415	363
Affiliated customers	252	293
Gas transportation and storage	280	272
Gas and oil production	356	296
Other	215	106
Total operating revenue	$2,373	$2,078

Note 6.  Comprehensive Income
The following table presents total comprehensive income (loss):
	Three Months Ended March 31,
	2005	2004
	(millions)
Net income	$287	$311
Other comprehensive loss:
Net other comprehensive loss associated with effective portion of changes in fair value of derivative cash flow hedges, net of taxes and amounts reclassified to earnings(1)	(662)	(174)
Other(2)	-	11
Other comprehensive loss	(662)	(163)
Total comprehensive income (loss)	$(375)	$148

________________
(1) Primarily due to unfavorable changes in the fair value of certain commodity derivatives resulting from an increase in commodity prices. The increase in commodity prices resulted in an increase in the net derivative liability reported in the Company's Consolidated Balance Sheet.
(2) Represents primarily the impact of foreign currency translation adjustments.

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
	Three Months Ended March 31,
	(millions)
	2005	2004
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$ 2	$ 1
Cash flow hedges	(4)	(3)
Net ineffectiveness	$ (2)	$ (2)

For options used as hedging instruments, change in options' time value excluded from measurement of effectiveness and included in net income:
Cash flow hedges	$ 1	$ 36

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at March 31, 2005:
	AOCI After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months	MaximumTerm
	(millions)
Commodities
Gas	$ (933)	$(509)	47 months
Oil	(577)	(259)	33 months
Interest Rate	(1)	-	116 months
Total	$(1,511)	$(768)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the anticipated amounts presented above as a result of changes in market prices and interest rates.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, the Company discontinued hedge accounting for certain cash flow hedges related to forecasted oil production effective March 1, 2005. The discontinuance of hedge accounting for these contracts resulted in the following losses:

  $17 million ($11 million after-tax) reclassified from AOCI to earnings for contracts that settled in the three months ended March 31, 2005;

  $13 million ($8 million after-tax) reclassified from AOCI to earnings for contracts that will settle in future periods; and

  $19 million ($12 million after-tax) due to subsequent changes in the fair value of these contracts.

Note 8.  Ceiling Test
The Company follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves assuming period-end hedge-adjusted prices. Approximately 14% of the Company's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of March 31, 2005.

Note 9.  Variable Interest Entities
In accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R), the Company consolidates a variable interest lessor entity through which the Company had financed and leased a new power generation project. The Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 reflect net property, plant and equipment of $212 million and $214 million, respectively, and $234 million of debt related to this entity. The debt is nonrecourse to the Company and is secured by the entity's property, plant and equipment.

Note 10.  Significant Financing Transactions
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

At March 31, 2005, total outstanding commercial paper supported by the joint credit facilities was $949 million, none of which were the Company's borrowings. At March 31, 2005, total outstanding letters of credit supported by the joint credit facilities was $313 million, all of which were issued on behalf of other Dominion subsidiaries.

At March 31, 2005, capacity available under the two credit facilities was $988 million.

Other Credit Facilities
In August 2004, the Company entered into a $1.5 billion three-year revolving credit facility that terminates in August 2007. This credit facility is being used to support the issuance of commercial paper and letters of credit to provide collateral required by counterparties on derivative financial contracts used by the Company in its risk management strategies for its gas and oil production. At March 31, 2005, outstanding letters of credit under this facility totaled $1.2 billion.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition to the facilities above, in June and August of 2004, the Company entered into two $100 million letter of credit agreements that terminate in June 2007 and August 2007, respectively. Additionally, in October 2004, the Company entered into three letter of credit agreements totaling $700 million that were scheduled to terminate in April 2005. Due to the recent volatility in commodity prices and the related impact on collateral requirements, the Company extended these agreements to October 2005. These five agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by the Company in its risk management strategies for gas and oil production. At March 31, 2005, outstanding letters of credit under these agreements totaled $900 million.

Shelf Registration
At March 31, 2005, the Company had $900 million of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

Note 11.  Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, nor have any significant new matters arisen during the three months ended March 31, 2005.

Guarantees, Letters of Credit and Surety Bonds
As of March 31, 2005, the Company had issued $1.7 billion of guarantees, including: $1.3 million to support commodity transactions of subsidiaries; $200 million for subsidiary debt and $203 million for guarantees supporting other agreements of subsidiaries. The Company had also purchased $44 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $2.1 billion. The Company enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, the Company may choose at any time to limit the applicability of such guarantees to future transactions. To the extent that a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in the Company's Consolidated Financial Statements. The Company is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that the Company will have to perform under the guarantees. No such liabilities have been recognized as of March 31, 2005. The Company believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Note 12.  Credit Risk
The Company's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy marketing, including its hedging activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At March 31, 2005, gross credit exposure related to these transactions totaled $510 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist). Of this amount, investment grade counterparties represent 61% and no single counterparty exceeded 7%. The Company held no collateral at March 31, 2005.

As of March 31, 2005 and December 31, 2004, the Company had margin deposit assets (reported in other current assets) of $246 million and $88 million, respectively. The Company had no margin deposit liabilities as of March 31, 2005 or December 31, 2004.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13.  Related Party Transactions
The Company engages in related party transactions primarily with affiliates (Dominion subsidiaries). The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The Company is included in Dominion's consolidated federal income tax return and participates in certain Dominion benefit plans. The significant related party transactions are disclosed below.

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

Presented below are affiliated transactions, including net realized gains and (losses) of $(11) million and $4 million, on affiliated commodity derivative contracts in the first quarters of 2005 and 2004, respectively, recorded in operating revenue and operating expenses:
	Three Months Ended March 31,
	2005	2004
	(millions)
Purchases of natural gas from affiliates	$133	$150
Sales of natural gas to affiliates	252	293
Sales of gas transportation and storage services to affiliates	6	6
Purchases of electric fuel and energy from affiliates	45	38
Sales of electricity to affiliates	3	8

At March 31, 2005 and December 31, 2004, the Company's Consolidated Balance Sheets include derivative assets with affiliates of $365 million and $249 million, respectively, and derivative liabilities with affiliates of $73 million and $49 million, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of those derivative contracts that had been designated as hedges, are included in the AOCI on the Consolidated Balance Sheets.

Dominion Resources Services, Inc. provides certain administrative and technical services to the Company, which totaled $45 million and $43 million in the first quarters of 2005 and 2004, respectively. The Company provides certain services to affiliates, including technical services, which totaled $2 million each in the first quarters of 2005 and 2004.

Transactions with Dominion
The Company and its subsidiaries have borrowed funds from Dominion. In February 2005, borrowings by certain Company subsidiaries from Dominion under short-term demand notes were converted to borrowings under the Dominion money pool. At March 31, 2005 and December 31, 2004, the Company's outstanding borrowings, net of repayments, under the Dominion money pool totaled $1.3 billion and $1.0 billion, respectively. The short-tem demand note borrowings were $163 million at December 31, 2004. Interest charges incurred by the Company related to these borrowings were $8 million and $3 million in the first quarters of 2005 and 2004, respectively.

Other Related Party Transactions
The $206 million of junior subordinated notes issued by the Company and held by Dominion CNG Capital Trust I, an unconsolidated finance subsidiary of the Company, are reported as long-term debt. The junior subordinated notes constitute 100% of the trust's assets. In the first quarters of 2005 and 2004, the Company reported $4 million of interest expense on the junior subordinated notes payable to the affiliated trust for both periods.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.  Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost for the Company's pension and other postretirement benefit plans for employees represented by collective bargaining units:
	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2005	2004	2005	2004
	(millions)
Service cost	$ 3	$ 3	$ 4	$ 4
Interest cost	8	8	6	6
Expected return on plan assets	(26)	(25)	(4)	(3)
Amortization of transition obligation (asset)	-	(1)	1	1
Amortization of net loss	-	-	1	3
Net periodic benefit cost (credit)	$(15)	$(15)	$ 8	$11

Company's net periodic benefit cost (credit)(1)	$(25)	$(28)	$12	$15

(1) Amounts represent all benefit plans in which the Company participates, including benefit plans covering multiple Dominion subsidiaries.

Employer Contributions
The Company made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first quarter of 2005. The Company expects to contribute at least $40 million to its other postretirement benefit plans during the remainder of 2005. Under its funding policies, the Company evaluates pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2005 will be determined at that time.

Note 15.  Condensed Consolidating Financial Information
The Company has fully and unconditionally guaranteed $200 million of senior notes issued by its wholly-owned subsidiary, Dominion Oklahoma Texas Exploration and Production, Inc. (DOTEPI). In the event of a default by this subsidiary, the Company would be obligated to repay such amounts. Condensed consolidating financial information for the Company, DOTEPI and the Company's other subsidiaries are presented below:

Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Operating revenue	$ -	$173	$2,334	$(134)	$2,373
Operating expense	-	99	1,905	(132)	1,872
Income from operations	-	74	429	(2)	501
Other income	49	-	3	(49)	3
Interest and related charges	52	15	35	(50)	52
Income (loss) before income taxes	(3)	59	397	(1)	452
Income tax expense (benefit)	(2)	20	148	(1)	165
Equity in earnings of subsidiaries	288	-	-	(288)	-
Net income	$287	$ 39	$ 249	$(288)	$ 287

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Three Months Ended March 31, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Operating revenue	$ -	$138	$2,080	$(140)	$2,078
Operating expense	-	78	1,642	(137)	1,583
Income from operations	-	60	438	(3)	495
Other income	50	-	24	(45)	29
Interest and related charges	50	10	27	(45)	42
Income before income taxes	-	50	435	(3)	482
Income tax expense (benefit)	(1)	19	154	(1)	171
Equity in earnings of subsidiaries	310	-	-	(310)	-
Net income	$ 311	$ 31	$ 281	$ (312)	$ 311

Condensed Consolidating Balance Sheet Information
At March 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Assets
Current assets	$2,069	$ 366	$4,139	$(2,876)	$3,698
Investment in affiliates	3,303	-	148	(3,240)	211
Loan to affiliates	2,202	-	-	(2,202)	-
Property, plant and equipment, net	-	3,715	7,638	(81)	11,272
Deferred charges and other assets	322	533	2,404	(503)	2,756
Total assets	$7,896	$4,614	$14,329	$ (8,902)	$17,937

Liabilities & Shareholder's Equity
Current liabilities	$ 549	$1,249	$6,797	$ (2,871)	$5,724
Long-term debt	3,010	202	235	-	3,447
Notes payable to affiliates	206	1,089	1,113	(2,202)	206
Deferred credits and other liabilities	239	1,094	3,884	(549)	4,668
Common shareholder's equity	3,892	980	2,300	(3,280)	3,892
Total liabilities and shareholder's equity	$7,896	$4,614	$14,329	$(8,902)	$17,937

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
At December 31, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Assets
Current assets	$1,866	$ 341	$3,047	$(2,625)	$2,629
Investment in affiliates	3,891	-	141	(3,828)	204
Loan to affiliates	2,202	-	-	(2,202)	-
Property, plant and equipment, net	-	3,619	7,506	(75)	11,050
Deferred charges and other assets	225	532	2,450	(368)	2,839
Total assets	$8,184	$4,492	$13,144	$(9,098)	$16,722

Liabilities & Shareholder's Equity
Current liabilities	$ 379	$1,047	$5,408	$(2,622)	$4,212
Long-term debt	3,014	206	234	-	3,454
Notes payable to affiliates	206	1,089	1,113	(2,202)	206
Deferred credits and other liabilities	105	1,093	3,582	(410)	4,370
Common shareholder's equity	4,480	1,057	2,807	(3,864)	4,480
Total liabilities and shareholder's equity	$8,184	$4,492	$13,144	$(9,098)	$16,722

Condensed Consolidating Statement of Cash Flow Information
Three Months Ended March 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Net cash provided by operating activities	$236	$50	$378	$(208)	$456
Net cash used in investing activities	(22)	(138)	(185)	8	(337)
Net cash provided by (used in) financing activities	(214)	84	(158)	200	(88)

Three Months Ended March 31, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Net cash provided by operating activities	$201	$100	$501	$(180)	$622
Net cash used in investing activities	(69)	(112)	(247)	135	(293)
Net cash provided by (used in) financing activities	(132)	10	(287)	52	(357)

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16.  Operating Segments
The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on three primary operating segments:

Delivery includes the Company's regulated gas distribution systems and customer service operations and the Company's nonregulated retail energy marketing activities.

Energy includes the Company's tariff-based natural gas transmission pipeline and storage businesses and an LNG facility. It also includes certain natural gas production and producer services, which consist of aggregation of gas supply and related wholesale activities.

Exploration & Production includes the Company's gas and oil exploration, development and production operations. These operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico.

Corporate and Other includes the Company's corporate and other functions, including the activities of CNG International (CNGI), the Company's power generating facility and other minor subsidiaries. In addition, the contribution to net income by the Company's primary operating segments is determined based on a measure of profit that executive management believes represents the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Delivery	Energy	Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
	(millions)
Three Months ended March 31, 2005
Operating revenue-external and affiliated customers	$1,234	$563	$572	$ 4	$ -	$2,373
Operating revenue-intersegment	16	60	34	-	(110)	-
Net income	104	80	104	(1)	-	287

Three Months ended March 31, 2004
Operating revenue-external and affiliated customers	$1,130	$566	$372	$ 10	$ -	$2,078
Operating revenue-intersegment	19	59	34	-	(112)	-
Net income	99	83	109	20	-	311

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

Accounting Matters

Critical Accounting Policies and Estimates
As of March 31, 2005, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; use of estimates in goodwill testing; employee benefit plans; regulated operations; gas and oil operations; and income taxes.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Other
As discussed in Note 2 to the Consolidated Financial Statements, the Company enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. Under the primary guidance of EITF Issue No. 99-19, the Company presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. The EITF is currently discussing Issue No. 04-13, which specifically focuses on purchase and sale transactions made pursuant to crude oil buy/sell arrangements. The EITF is evaluating whether these types of transactions should be presented net in the Consolidated Statements of Income. While resolution of this issue may affect the income statement presentation of these revenues and expenses, there would be no impact on the Company's results of operations or cash flows. The portion of the Company's operating revenue from external customers related to buy/sell activity for the first quarter of 2005 was approximately 4%. Reported production volumes are not impacted, as only the initial sale of the Company's production is included in reported production volumes. It is estimated that approximately 51% of the Company's first quarter 2005 oil production was marketed through the use of one or more crude oil buy/sell agreements.

Results of Operations

Following is a summary of contributions by the Company's operating segments to net income for the quarter ended March 31, 2005 and 2004:

	Net Income
First Quarter	2005	2004
	(millions)
Delivery	$104	$ 99
Energy	80	83
Exploration & Production	104	109
Primary operating segments	288	291

Corporate and Other	(1)	20
Consolidated	$287	$311

Overview

First Quarter 2005 vs. 2004

Net income for the first quarter of 2005 decreased 8% to $287 million, as compared to the first quarter of 2004. The decrease in net income was primarily due to an $18 million benefit recognized in 2004 resulting from a favorable adjustment to the carrying amount of the Company's investment in an Australian pipeline business that was sold in the second quarter of 2004. See Corporate and Other for additional information on this adjustment.

The combined first quarter net income contribution of the Company's primary operating segments decreased $3 million primarily due to:

  A higher contribution from nonregulated retail energy marketing operations, largely resulting from higher gas margins; offset by

  A lower contribution from energy operations reflecting lower income from gas transmission operations partially offset by higher gas prices at producer services; and

  A lower contribution from exploration and production operations due to:

    Losses related to the discontinuance of hedge accounting for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges during the first quarter;

    The impact in the prior year of favorable changes in the fair value of certain oil options; and

    An increase in production costs and lower gas production reflecting the sale of mineral rights under the VPP agreements; partially offset by

    An increase in revenue recognized in connection with deliveries under VPP agreements, higher average realized prices for gas and oil, the recognition of business interruption insurance revenue associated with Hurricane Ivan and higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company's results of operations:

	First Quarter
	2005	2004
	(millions)
Operating Revenue
Regulated gas sales	$ 778	$ 660
Nonregulated electric sales(1)	77	88
Nonregulated gas sales(1)	667	656
Gas transportation and storage(1)	280	272
Gas and oil production	356	296
Other	215	106

Operating Expenses
Purchased gas, net(1)	1,175	1,064
Electric fuel and energy purchases(1)	72	80
Liquids, pipeline capacity and other purchases	102	51
Other operations and maintenance(1)	267	152
Depreciation, depletion and amortization	166	154
Other taxes	90	82

Other income	3	29
Interest and related charges(1)	52	42
Income tax expense	165	171

(1)  Includes transactions with other Dominion subsidiaries related to Dominion's enterprise-wide price risk management and other activities. See Note 13 to the Consolidated Financial Statements for a description of transactions with affiliates.

An analysis of the Company's results of operations for the first quarter of 2005 compared to the first quarter of 2004 follows:

Operating Revenue

Regulated gas sales revenue increased 18% to $778 million, largely resulting from a $94 million increase due to higher rates for regulated gas distribution operations primarily related to the recovery of higher gas prices and a $66 million increase resulting from the return of customers from Energy Choice programs, partially offset by a $24 million decrease associated with milder weather, the impact of economic conditions on customer usage and other factors. The effect of this net increase in regulated gas sales revenue was largely offset by a comparable increase in Purchased gas, net expense.

Nonregulated electric sales revenue decreased 13% to $77 million, resulting primarily from decreased volumes ($15 million), partially offset by higher prices ($9 million) in the Company's nonregulated retail energy marketing operations and lower revenue ($5 million) from the Company's power generating facility.

Nonregulated gas sales revenue increased 2% to $667 million, which was largely offset by a corresponding increase in Purchased gas, net expense. This increase primarily reflects:

  A $41 million increase in revenue from sales of gas purchased by exploration and production operations to facilitate gas transportation and satisfy other agreements; partially offset by

  A $22 million decrease in revenue from nonregulated retail energy marketing operations, due to lower volumes ($70 million) reflecting a decrease in average customer accounts, partially offset by higher prices ($48 million).

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Gas and oil production revenue increased 20% to $356 million, primarily as a result of:

  A $35 million increase in revenue from oil production, largely reflecting higher volumes; and

  A $39 million increase in revenue recognized related to deliveries under VPP transactions; partially offset by

  A $21 million decrease in revenue from gas production, primarily reflecting the sale of mineral rights under the VPP agreements.

Other revenue increased 103% to $215 million, primarily reflecting:

  A $17 million increase in sales of extracted products principally due to increased volumes;

  A $47 million increase in revenue from sales of purchased oil by exploration and production operations. This increase in other revenue was offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense; and

  A $44 million increase due to the recognition of business interruption insurance revenue associated with Hurricane Ivan.

Operating Expenses and Other Items

Purchased gas, net expense increased 10% to $1.2 billion, principally resulting from:

  A $122 million increase associated with regulated gas sales discussed above in Regulated gas sales revenue;

  A $41 million increase related to purchases of gas by exploration and production operations to facilitate gas transportation and satisfy other agreements, as discussed in Nonregulated gas sales revenue; partially offset by

  A $38 million decrease associated with nonregulated retail energy marketing operations, reflecting decreased volumes ($68 million) partially offset by higher prices ($30 million).

Electric fuel and energy purchases expense decreased 10% to $72 million, primarily reflecting a $6 million decrease related to nonregulated retail energy marketing operations reflecting lower volumes ($14 million) partially offset by higher prices ($8 million) and lower fuel costs ($2 million) for the Company's power generating facility.

Liquids, pipeline capacity and other purchases expense increased 100% to $102 million, reflecting primarily a $47 million increase related to purchases of oil by exploration and production operations, as discussed above in Other revenue.

Other operations and maintenance expense increased 76% to $267 million, primarily resulting from:

  $49 million of losses related to the discontinuance of hedge accounting for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges during the first quarter;

  A $35 million benefit recognized in 2004 primarily due to favorable mark-to-market changes in fair value attributable to the time value of options that were designated as hedges of future sales from oil production. No comparable benefit was recognized during 2005; and

  A $16 million increase in costs related to gas and oil production activities.

Depreciation, depletion and amortization expense (DD&A) increased 8% to $166 million, primarily reflecting higher exploration and production finding and development costs.

Other taxes increased 10% to $90 million, primarily due to higher gross receipts taxes and higher severance and property taxes associated with increased commodity prices.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Other income decreased $26 million, primarily reflecting an $18 million benefit recognized in 2004 resulting from a favorable adjustment to the carrying amount of CNGI's investment in an Australian pipeline business based on an agreement, whereby a portion of the pipeline assets was to be sold. No comparable benefit was recognized during 2005.

Interest expense increased 24% to $52 million, primarily reflecting:

  A $5 million increase related to Dominion money pool borrowings; and

  A $4 million increase due to the effect of higher interest rates in 2005 on variable rate instruments.

Segment Results of Operations

Delivery Segment

Delivery includes the Company's regulated gas distribution and customer service business, as well as nonregulated retail energy marketing operations and related products and services.

	First Quarter
	2005	2004
	(millions)
Net income contribution	$104	$99

Throughput:
Gas sales - regulated (bcf)	63	62
Gas transportation - regulated (bcf)	92	98
Total throughput (bcf)	155	160

bcf = billion cubic feet

Presented below, on an after-tax basis, are the key factors impacting Delivery's operating results:

2005 vs. 2004 Increase (Decrease)

(millions)
Nonregulated retail energy marketing operations	$ 12
Weather	(1)
Interest expense	(3)
Other	(3)
Change in net income contribution	$ 5

Delivery's net income contribution increased $5 million, primarily reflecting:

  A higher contribution from nonregulated gas operations, largely resulting from higher gas margins from customers that have renewed their sales contracts; partially offset by

  Comparably milder weather in regulated gas service territories;

  Increased interest expense primarily due to higher rates on Dominion money pool borrowings and on additional long-term debt borrowings from the parent company; and

  Other factors including an increase in incentive based compensation and medical benefits expense.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Energy Segment

Energy includes the Company's tariff-based natural gas transmission pipeline and storage businesses and an LNG facility. It also includes certain natural gas production operations and producer services, which consist of aggregation of gas supply and related wholesale activities.

	First Quarter
	2005	2004
	(millions)
Net income contribution	$80	$83

Gas sales (bcf)	61	68
Gas transportation throughput (bcf)	301	316

Presented below, on an after-tax basis, are the key factors impacting Energy's operating results:

2005 vs. 2004 Increase (Decrease)

(millions)
Gas prices	$ 2
Gas transmission margins	(5)
Change in net income contribution	$(3)

Energy's net income contribution decreased $3 million, primarily reflecting:

  Higher gas prices realized by the producer services operation; offset by

  Higher gas transportation and storage revenue and by-product sales offset by higher gas expense and lower gas production volumes.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration & Production Segment

Exploration & Production includes the Company's gas and oil exploration, development and production business.

	First Quarter
	2005	2004
	(millions)
Net income contribution	$104	$109

Gas production (bcf)	64	70
Oil production (million bbls)	2.9	1.8

Average realized prices with hedging results:
Gas (per mcf)(1)	$4.37	$4.09
Oil (per bbl)	27.85	24.23

Average realized prices without hedging results:
Gas (per mcf)(1)	6.20	5.47
Oil (per bbl)	48.41	33.88

Other information:
DD&A (unit of production rate per mcfe)	$1.47	$1.34

bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1) Excludes $67 million and $29 million of revenue recognized in first quarter of 2005 and 2004, respectively under the VPP agreements described in Note 4 to the Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting the Exploration & Production's operating results:

2005 vs. 2004 Increase (Decrease)

(millions)

Operations and maintenance expense	$(68)
DD&A-rate	(7)
Gas and oil-production	(4)
Business interruption insurance	28
VPP revenue	24
Gas and oil-prices	19
Other	3
Change in net income contribution	$ (5)

Exploration & Production's net income contribution decreased $5 million, primarily reflecting:

  Higher operations and maintenance expenses, primarily due to the discontinuance of hedge accounting for certain oil hedges largely resulting from delays in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges in the first quarter, an increase in production costs and the impact in the prior year of favorable changes in the fair value of certain oil options;

  A higher rate for DD&A, primarily reflecting higher industry finding and development costs and the effect of the reduction in reserves attributable to the VPP transactions;

  Lower gas production reflecting the sale of mineral rights under the VPP agreements, partially offset by higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects; partially offset by

  Recognition of business interruption insurance revenue associated with Hurricane Ivan;

  An increase in revenue recognized in connection with deliveries under the VPP agreements; and

  Higher average realized prices for gas and oil.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Corporate and Other

Corporate and Other includes the Company's corporate and other functions, including the activities of CNGI, the Company's power generating facility and other minor subsidiaries. Presented below are Corporate and Other's operating results for the three months ended March 31, 2005 and 2004:
	First Quarter
	2005	2004
	(millions)
Total net income (loss)	$(1)	$20

Corporate and Other reported net expenses of $1 million for 2005, compared to net income of $20 million in 2004. The 2004 net income reflects an $18 million benefit for an adjustment to the carrying amount of CNGI's investment in an Australian pipeline business based on an agreement, whereby a portion of the pipeline assets was sold in the second quarter of 2004 for an amount in excess of what the Company had previously estimated.

Credit Risk

The Company's exposure to potential credit risk results primarily from its marketing of natural gas and sales of gas and oil production. Presented below is a summary of the Company's gross credit exposure as of March 31, 2005. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. The Company held no collateral at March 31, 2005.

Gross Credit Exposure
(millions)
Investment grade(1)	$279
Non-investment grade(2)	53
No external ratings:
Internally rated-investment grade(3)	31
Internally rated-non-investment grade(4)	147
Total	$510

________________

(1)   Designations as investment grade are based on minimum credit ratings assigned by Moody's Investors Service (Moody's) and Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 22% of the total gross credit exposure.
(2)   The five largest counterparty exposures, combined, for this category represented approximately 9% of the total gross credit exposure.
(3)   The five largest counterparty exposures, combined, for this category represented approximately 7% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 5% of the total gross credit exposure.

Other Matters

Dominion Transmission, Inc. (DTI) Rate Matter
In April 2005, DTI filed with the Federal Energy Regulatory Commission (FERC) a proposed comprehensive rate settlement with its customers and interested state commissions. The rate settlement is the result of negotiations between the Public Service Commission of the State of New York and DTI. The settlement is expected to reduce the Company's natural gas transportation and storage service revenues by approximately $49 million annually, through maximum rate reductions for transportation service customers and reduced fuel retention levels for storage service customers. The Company's current rate moratorium on transportation and storage rate charges would also be extended until 2010. The Company expects the rates to become effective in the third quarter of 2005, subject to FERC approval.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Ohio Energy Choice Pilot Program
In April 2005, the Company filed with the Public Utilities Commission of Ohio a proposal for a two-year pilot program to improve and expand its Energy Choice Program. Under the current structure, non-Energy Choice customers purchase gas directly from the Company at a monthly gas cost recovery, or GCR, rate that includes true-up adjustments that can change significantly from one quarter to the next. The Company proposes to replace the GCR with a monthly market price that eliminates those adjustments, making it easier for customers to compare and switch to competitive suppliers. The Company will remain the provider of last resort in the event of default by a supplier.

West Virginia Base Rates
In March 2005, the Company filed a request with the West Virginia Public Service Commission (West Virginia Commission) to increase its base rate charges for providing natural gas service. If granted, the new base rates would increase revenues by approximately $20 million. The new rates are expected to become effective in January 2006, subject to West Virginia Commission approval.

Contract Negotiations with Gas Union
The contracts of DTI and Dominion Hope employees represented by the Utility Workers' Union of America, United Gas Workers' Local 69-II, AFL-CIO (Local 69-II) expired on April 1, 2005. Contract negotiations are ongoing between the Company and Local 69-II, which represents approximately 1,000 DTI and Dominion Hope employees. In March 2005, the Company and employees of the River Gas Division of Dominion East Ohio that are represented by Local 69-II agreed to a 10-month extension of its labor agreement covering 25 union employees that was to expire on April 1, 2005.

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

Costs of environmental compliance, liabilities and litigation could exceed the Company's estimates which could adversely affect its results of operations. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. In addition, the Company may be a responsible party for environmental clean-up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

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

In addition, the Company uses financial derivatives to hedge future sales of its gas and oil production. These hedge arrangements generally include margin requirements that requires the Company to deposit funds or post letters of credit with counterparties to cover the fair value of covered contracts in excess of agreed upon credit limits. When commodity prices rise to levels substantially higher than the levels where it has hedged future sales, the Company may be required to use a material portion of its available liquidity to cover these margin requirements. In some circumstances, this could have a compounding effect on the Company's financial liquidity and results.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

For additional information concerning derivatives and commodity-based trading contracts, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Market Rate Sensitive Instruments and Risk Management and Notes 2 and 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company's exploration and production business is dependent on factors that cannot be predicted or controlled and that could damage facilities, disrupt production or reduce the book value of its assets. Factors that may affect the Company's financial results include weather that damages or causes the shutdown of its gas and oil producing facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and the Company's ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

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

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of March 31, 2005, the Company's senior unsecured debt is rated BBB+, negative outlook, by Standard & Poor's and A3, negative outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its marketing activities.

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

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on the operations of the Company. Implementation of the Company's growth strategy is dependent on its ability to recruit, retain and motivate employees. Competition for skilled employees in some areas is high and the inability to retain and attract these employees could adversely affect the Company's business and future financial condition.

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

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its consolidated financial statements those SPEs described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of March 31, 2005 reflects $213 million of net property, plant and equipment and deferred charges and $234 million of related debt attributable to the SPE. As this SPE is owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

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
See Other Matters in Management's Discussion and Analysis of Results of Operations for discussion on various regulatory proceedings to which the Company is a party.

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

CONSOLIDATED NATURAL GAS COMPANY Registrant

May 4, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)