Form 10-Q
period 2005-09-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2005-11-03
CIK 23738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No    X

At September 30, 2005, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

INDEX

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)

Operating Revenue
External customers	$1,153	$1,031	$4,618	$3,812
Affiliated customers	324	217	801	815
Total operating revenue	1,477	1,248	5,419	4,627

Operating Expenses
Purchased gas, net
External suppliers	477	280	1,904	1,565
Affiliated suppliers	124	107	420	386
Electric fuel and energy purchases
External suppliers	48	46	99	123
Affiliated suppliers	67	55	155	146
Liquids, pipeline capacity and other purchases	127	98	315	207
Other operations and maintenance
External	774	219	1,157	412
Affiliated	41	43	128	123
Depreciation, depletion and amortization	163	156	498	464
Other taxes	60	55	210	191
Total operating expenses	1,881	1,059	4,886	3,617

Income (loss) from operations	(404)	189	533	1,010

Other income	8	3	20	43
Interest and related charges:
Interest expense	58	38	155	113
Interest expense - junior subordinated notes payable to affiliated trust	4	4	12	12
Total interest and related charges	62	42	167	125

Income (loss) before income taxes	(458)	150	386	928
Income tax expense (benefit)	(160)	50	146	335

Net Income (Loss)	$ (298)	$ 100	$ 240	$ 593

________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2005	December 31, 2004(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 30	$ 19
Customer accounts receivable (net of allowance of $22 in 2005 and $28 in 2004)	818	1,044
Other accounts receivable	46	61
Receivables due from affiliates	157	125
Inventories	379	222
Derivative assets	2,573	504
Deferred income taxes	617	280
Other	480	374
Total current assets	5,100	2,629

Investments	306	291

Property, Plant and Equipment
Property, plant and equipment	18,644	17,220
Accumulated depreciation, depletion and amortization	(6,609)	(6,170)
Total property, plant and equipment, net	12,035	11,050

Deferred Charges and Other Assets
Goodwill, net	623	623
Regulatory assets	395	369
Prepaid pension cost	1,060	984
Derivative assets	1,720	541
Other	262	235
Total deferred charges and other assets	4,060	2,752

Total assets	$21,501	$16,722

________________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated
     Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)

(Unaudited)
	September 30, 2005	December 31, 2004(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ -	$ 150
Short-term debt	190	-
Accounts payable, trade	1,052	949
Payables to affiliates	118	111
Affiliated current borrowings	884	1,195
Accrued interest, payroll and taxes	250	229
Derivative liabilities	4,896	1,237
Other	515	341
Total current liabilities	7,905	4,212

Long-Term Debt
Long-term debt	3,444	3,454
Junior subordinated notes payable to affiliated trust	206	206
Total long-term debt	3,650	3,660

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,963	2,321
Asset retirement obligations	250	251
Derivative liabilities	3,404	1,234
Regulatory liabilities	241	223
Other	294	341
Total deferred credits and other liabilities	6,152	4,370

Total liabilities	17,707	12,242

Commitments and Contingencies (see Note 11)

Common Shareholder's Equity
Common stock-no par, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	3,273	2,520
Retained earnings	817	993
Accumulated other comprehensive loss	(2,112)	(849)
Total common shareholder's equity	3,794	4,480

Total liabilities and shareholder's equity	$21,501	$16,722

________________

(1)The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated
     Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2005	2004
	(millions)

Operating Activities
Net income	$ 240	$ 593
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	498	464
Deferred income taxes and investment tax credits, net	34	354
Net unrealized (gain) loss on energy-related derivatives	650	(4)
Valuation adjustment on CNG International assets	-	(18)
Changes in:
Accounts receivable	244	171
Affiliated receivables and payables	(25)	8
Inventories	(157)	(68)
Margin deposit assets and liabilities	164	(1)
Accounts payable, trade	81	88
Accrued interest, payroll and taxes	23	(8)
Prepaid pension costs	(76)	(84)
Deferred revenue	(178)	(154)
Other operating assets and liabilities	(198)	191
Net cash provided by operating activities	1,300	1,532

Investing Activities
Additions to gas and oil properties, including acquisitions	(1,114)	(857)
Proceeds from sales of gas and oil properties	86	413
Plant construction and other property additions	(260)	(234)
Acquisition of business	(43)	-
Other	(25)	46
Net cash used in investing activities	(1,356)	(632)

Financing Activities
Issuance (repayment) of short-term debt, net	190	(151)
Issuance (repayment) of affiliated current borrowings, net	439	(337)
Repayment of long-term debt	(150)	(88)
Common stock dividend payments	(416)	(341)
Other	4	6
Net cash provided by (used in) financing activities	67	(911)

Increase (decrease) in cash and cash equivalents	11	(11)
Cash and cash equivalents at beginning of period	19	39
Cash and cash equivalents at end of period	$ 30	$ 28

Supplemental Cash Flow Information
Noncash transaction from financing activities:
Conversion of short-term borrowings to contributed capital	$750	$ -

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations
Consolidated Natural Gas Company (the Company), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act), is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). In August 2005, the President of the United States signed the Energy Policy Act of 2005, which provides for the repeal of the 1935 Act in February 2006.

The Company, through its subsidiaries, operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve 1.2 million residential and commercial gas and electric customer accounts in the Northeast, Mid-Atlantic and Midwest. The Company operates an interstate gas transmission pipeline and underground natural gas storage system in the Northeast, Midwest, and the Mid-Atlantic states and a liquefied natural gas (LNG) import and storage facility in Maryland. The Company's producer services operation involves the aggregation of natural gas supply and related wholesale activities. The Company's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

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

Note 2.  Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Company and all majority-owned subsidiaries and those variable interest entities (VIEs) where the Company has been determined to be the primary beneficiary.

The Company reports certain contracts and instruments at fair value in accordance with GAAP. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of the Company's estimation techniques.

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

Note 3.     Recently Issued Accounting Standards
FIN 47
In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. The Company will adopt FIN 47 on December 31, 2005 and is currently evaluating its impact, which could be material to the Company's results of operations and financial condition.

SFAS No. 154
In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will apply the provisions of SFAS No. 154 beginning January 1, 2006.

EITF 04-5
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. The Company is currently evaluating existing relationships to determine the impact that EITF 04-5 may have on its results of operations and financial condition.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

EITF 04-13
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

Under the primary guidance of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. These transactions require physical delivery of the crude oil and the risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling and counterparty nonperformance risk. Amounts currently shown on a gross basis in the Company's Consolidated Statements of Income are summarized below.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Sale activity included in operating revenue	$126	$105	$302	$212

Purchase activity included in operating expenses(1)	121	98	289	195

_________________________
(1) Included in Liquids, pipeline capacity and other purchases

In September 2005, the FASB ratified the EITF's consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that will require buy/sell and related agreements to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. This new guidance is required to be applied to all new arrangements entered into, and modifications or renewals of existing arrangements, for reporting periods beginning after March 16, 2006. The Company is currently assessing the impact that this new guidance may have on its income statement presentation of these transactions; however, there will be no impact on the Company's results of operations or cash flows.

Note 4.  Acquisition
In July 2005, the Company completed the acquisition of Craton Energy Corp. (Craton) for approximately $45 million in cash. Craton's operations are focused on oil and gas property acquisition and development in the eastern Texas region. The operations of Craton are included in the Exploration & Production operating segment.

Note 5.  Operating Revenue
The Company's operating revenue consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Operating Revenue
Regulated gas sales	$122	$110	$1,117	$953
Nonregulated electric sales	123	115	277	303
Nonregulated gas sales
External customers	256	146	910	656
Affiliated customers	293	206	751	770
Gas transportation and storage	184	155	653	593
Gas and oil production	296	350	1,007	963
Other	203	166	704	389
Total operating revenue	$1,477	$1,248	$5,419	$4,627

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.  Comprehensive Income
The following table presents total comprehensive income (loss):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)

Net income (loss)	$(298)	$100	$240	$593
Other comprehensive loss:
Net other comprehensive loss associated with effective portion of the changes in fair value of derivatives designated as cash flows hedges, net of taxes and amounts reclassified to earnings(1)	(588)	(230)	(1,263)	(480)
Other(2)	-	(1)	-	(33)
Other comprehensive loss	(588)	(231)	(1,263)	(513)
Total comprehensive income (loss)	$(886)	$ (131)	$(1,023)	$ 80

________________
(1) Primarily due to unfavorable changes in the fair value of certain commodity derivatives resulting from an increase in commodity prices. The increase in commodity prices also resulted in an increase in the net derivative liability reported in the Company's Consolidated Balance Sheet as of September 30, 2005.
(2) Primarily represents the impact of foreign currency translation adjustments.

Note 7.  Hedge Accounting Activities
The Company is exposed to the impact of market fluctuations in the price of natural gas and oil and to the interest rate risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates certain derivative instruments as fair value or cash flow hedges for accounting purposes as allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Selected information about the Company's hedge accounting activities follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(millions)
	2005	2004	2005	2004
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$ 3	$ (1)	$ 4	$ (1)
Cash flow hedges(1)	(29)	(1)	(41)	-
Net ineffectiveness	$ (26)	$ (2)	$ (37)	$ (1)

Portion of gains (losses) on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges(2)	$ (1)	$ -	$ (1)	$ -
Cash flow hedges(2)	1	30	-	104
Total	$ -	$ 30	$(1)	$104

(1) Represents an increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by exploration and production operations and the delivery location and commodity specifications of the Company's forecasted gas and oil sales.
(2) Amounts relate to changes in options' time value.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at September 30, 2005:
	AOCI After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities:
Gas	$ (1,503)	$ (802)	60 months
Oil	(609)	(277)	39 months
Interest Rate	(1)	-	110 months
Total	$(2,113)	$(1,079)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the anticipated amounts presented above as a result of changes in market prices and interest rates.

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, the Company discontinued hedge accounting for certain cash flow hedges in March 2005 since it became probable that the forecasted sales of oil would not occur. In connection with the discontinuance of hedge accounting for these contracts, the Company reclassified $30 million ($19 million after-tax) of losses from AOCI to earnings in March 2005. Through September 30, 2005, the Company has recognized additional losses of $29 million ($19 million after-tax) due to subsequent changes in the fair value of these contracts.

Additionally, due to interruptions in Gulf of Mexico and South Louisiana gas and oil production caused by Hurricanes Katrina and Rita, the Company discontinued hedge accounting for certain cash flow hedges in August and September 2005 since it became probable that the forecasted sales of gas and oil would not occur. The discontinuance of hedge accounting for these contracts resulted in the following losses:

  $37 million ($24 million after-tax) reclassified from AOCI to earnings for contracts that settled in the three months ended September 30, 2005 for which delivery did not occur;
  $386 million ($248 million after-tax) reclassified from AOCI to earnings for contracts that will settle in future periods; and
  $133 million ($85 million after-tax) due to subsequent changes in the fair value of these contracts.

Losses related to the discontinuance of hedge accounting were reported in other operations and maintenance expense in the Consolidated Statements of Income.

While the Company's facilities were not significantly damaged by the hurricanes, certain production capability remains off-line primarily due to damage to downstream infrastructure owned by third parties. At this time, the Company is not able to predict with certainty when off-line production will resume. If, in the future, it becomes probable that additional forecasted sales of gas and oil will not occur, it may be necessary to discontinue hedge accounting for cash flow hedges related to those forecasted sales.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.  Ceiling Test
The Company follows the full cost method of accounting for gas and oil exploration and production activities as prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 12% of the Company's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of September 30, 2005.

Note 9.  Variable Interest Entities
In accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R), the Company consolidates a variable interest lessor entity through which the Company has financed and leased a power generation project. The Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 reflect net property, plant and equipment of $209 million and $214 million, respectively, and $234 million of debt related to this entity. The debt is nonrecourse to the Company and is secured by the entity's property, plant and equipment.

Note 10.  Significant Financing Transactions
Joint Credit Facilities
In May 2005, Dominion, Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion, and the Company entered into a $2.5 billion, five-year joint revolving credit facility that replaced their $1.5 billion three-year facility dated May 2004 and their $750 million three-year facility dated May 2002. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and the Company and other general corporate purposes. This credit facility can also be used to support up to $1.25 billion of letters of credit. At September 30, 2005, total outstanding commercial paper supported by the joint credit facility was $1.1 billion, $190 million of which were the Company's borrowings. At September 30, 2005, total outstanding letters of credit supported by the joint credit facility were $1.2 billion, none of which were issued on behalf of the Company. At September 30, 2005, capacity available under this credit facility was $158 million.

Other Credit Facilities
The Company utilizes cash and letters of credit to fund collateral requirements under its commodities hedging program. Collateral requirements are impacted by commodity prices, hedging levels and the credit quality of the Company and its counterparties. Collateral requirements have increased significantly in 2005 as a result of escalating commodity prices. At September 30, 2005, the Company had the following letter of credit facilities:
Facility Limit	Outstanding Letters of Credit	Facility Capacity Remaining	Date of Facility	Facility Maturity Date
(millions)
$1,750(1)	$1,547	$ 203	August 2005	August 2010
100	100	-	June 2004	June 2007
100	100	-	August 2004	August 2009
290(2)	290	-	October 2004	October 2005
550(2)	550	-	October 2004	April 2006
1,900	1,242	658	August 2005	February 2006
$4,690	$3,829	$ 861

(1) In August 2005, the Company entered into a $1.75 billion five-year facility that replaced its $1.5 billion three-year facility dated August 2004. This facility is used to support the issuance of commercial paper and letters of credit to fund collateral requirements under its gas and oil hedging program.
(2) In October 2004, the Company entered into three letter of credit agreements totaling $700 million that were increased to $840 million in August 2005. In October 2005, two of the three letters of credit agreements totaling $550 million were extended and now have a maturity date of April 2006.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In connection with its commodity hedging activities, the Company is required to provide collateral to counterparties under some circumstances. Under certain collateral arrangements, the Company may satisfy these requirements by electing to either deposit cash, post letters of credit or, in some cases, utilize other forms of security. From time to time, the Company varies the form of collateral provided to counterparties after weighing the costs and benefits of various factors associated with the different forms of collateral. These factors include short-term borrowing and short-term investment rates, the spread over these short-term rates at which the Company can issue commercial paper, balance sheet impacts, the costs and fees of alternative collateral postings with these and other counterparties and overall liquidity management objectives.

Long-Term Debt
In April 2005, the Company repaid $150 million of its 7.375% debentures.

Shelf Registration
At September 30, 2005, the Company had $900 million of available capacity under a shelf registration with the SEC that would permit the Company to issue debt and trust preferred securities to meet future capital requirements.

Note 11.  Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Note 11 to the Consolidated Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, or Note 10 to the Consolidated Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 nor have any significant new matters arisen during the three months ended September 30, 2005.

Lease Commitment
In September 2005, the Company and two other gas and oil exploration and production companies signed a four-year drilling contract related to a new ultra-deepwater drilling rig, to be named Ensco 8500, that is expected to be delivered in mid-2008. The contract has a four-year primary term, plus four one-year extension options. The Company's minimum commitment under the agreement is for approximately $96 million over the four-year term.

Guarantees, Letters of Credit and Surety Bonds
As of September 30, 2005, the Company had issued $2.1 billion of guarantees, including: $1.7 billion to support commodity transactions of subsidiaries; $200 million for subsidiary debt and $151 million for guarantees supporting other agreements of subsidiaries. The Company had also purchased $44 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $3.8 billion. The Company enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, the Company may choose at any time to limit the applicability of such guarantees to future transactions. To the extent that a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in the Company's Consolidated Financial Statements. The Company is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that the Company will have to perform under the guarantees. No such liabilities have been recognized as of September 30, 2005. The Company believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Note 12.  Credit Risk
As a result of its large and diverse customer base, the Company is not exposed to a significant concentration of credit risk for receivables arising from gas utility operations and retail energy sales. The Company's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy marketing, including its hedging activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At September 30, 2005, gross credit exposure related to these transactions totaled $874 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

application of collateral, the Company's credit exposure is reduced to $719 million. Of this amount, investment grade counterparties represent 53% and no single counterparty exceeded 6%.

As of September 30, 2005 and December 31, 2004, the Company had margin deposit assets (reported in other current assets) of $74 million and $88 million, respectively. The Company had margin deposit liabilities (reported in other current liabilities) of $150 million as of September 30, 2005. The Company had no margin deposit liabilities at December 31, 2004.

Note 13.    Related Party Transactions
The Company engages in related party transactions primarily with Dominion subsidiaries (affiliates). The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The Company is included in Dominion's consolidated federal income tax return and participates in certain Dominion benefit plans. The significant related party transactions are disclosed below.

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

Presented below are affiliated transactions recorded in operating revenue and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Purchases of natural gas from affiliates	$124	$107	$420	$386
Purchases of electric fuel and energy from affiliates	67	55	155	146
Sales of natural gas to affiliates	293	206	751	770
Sales of gas transportation and storage services to affiliates	15	4	24	15
Sales of electricity to affiliates	16	6	26	28

The commodity transactions reported above include net realized gains and (losses) on affiliated commodity transactions of $31 million and $4 million in the third quarters of 2005 and 2004, respectively, and $18 million and $14 million in the first nine months of 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, the Company's Consolidated Balance Sheets include derivative assets of $712 million and $249 million, respectively, and derivative liabilities of $291 million and $49 million, respectively, with affiliates. Unrealized gains or losses, representing the effective portion of the changes in fair value of those derivative contracts that are designated as hedges, are included in AOCI on the Consolidated Balance Sheets.

Dominion Resources Services, Inc. provides certain administrative and technical services to the Company, which totaled $45 million and $44 million in the third quarters of 2005 and 2004, respectively, and $136 million and $127 million for the nine months ended September 30, 2005 and 2004, respectively. The Company provides certain services to affiliates, including technical services, which totaled $2 million in both the third quarters of 2005 and 2004, and $8 million and $5 million for the nine months ended September 30, 2005 and 2004, respectively.

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions with Dominion
The Company and its subsidiaries have borrowed funds from Dominion under short-term borrowing arrangements. The short-term demand note borrowings were $163 million at December 31, 2004. In February 2005, borrowings by certain Company subsidiaries from Dominion under short-term demand notes were converted to borrowings from the Dominion money pool. In September 2005, $750 million of the outstanding Dominion money pool borrowings were converted to contributed capital. At September 30, 2005 and December 31, 2004, the Company's subsidiaries had $1.0 billion of outstanding borrowings for each period under the Dominion money pool. Interest charges incurred by the Company related to these borrowings were $19 million and $3 million in the third quarters of 2005 and 2004, respectively, and $39 million and $8 million for the nine months ended September 30, 2005 and 2004, respectively.

Note 14.  Employee Benefit Plans
The following table illustrates the components of the provision for net periodic benefit cost for the Company's pension and other postretirement benefit plans for employees represented by collective bargaining units:
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Three Months Ended September 30,	(millions)
Service cost	$ 3	$ 3	$ 4	$ 4
Interest cost	8	8	6	6
Expected return on plan assets	(26)	(25)	(4)	(3)
Amortization of prior service cost	-	1	-	-
Amortization of transition obligation (asset)	-	(1)	1	1
Amortization of net (gain) loss	-	(1)	1	3
Net periodic benefit cost (credit)	$(15)	$(15)	$8	$11

Company's net periodic benefit cost (credit)(1)	$(25)	$(28)	$ 12	$16

Nine Months Ended September 30,
Service cost	$ 9	$ 8	$ 11	$13
Interest cost	23	23	18	19
Expected return on plan assets	(77)	(75)	(12)	(10)
Amortization of prior service cost	1	1	-	-
Amortization of transition obligation (asset)	-	(2)	4	4
Amortization of net (gain) loss	-	(1)	4	8
Net periodic benefit cost (credit)	$(44)	$(46)	$25	$34

Company's net periodic benefit cost (credit)(1)	$(76)	$(84)	$ 36	$48

(1) Amounts represent all benefit plans in which the Company participates, including benefit plans covering multiple Dominion subsidiaries.

Employer Contributions
The Company made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first nine months of 2005. The Company expects to contribute at least $40 million to its other postretirement benefit plans during the remainder of 2005. Under its funding policies, the Company evaluates pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2005 will be determined at that time.

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

Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)

Operating revenue	$ -	$198	$1,421	$(142)	$1,477
Operating expense	1	119	1,898	(137)	1,881
Income (loss) from operations	(1)	79	(477)	(5)	(404)
Other income	55	-	8	(55)	8
Interest and related charges	51	16	48	(53)	62
Income (loss) before income taxes	3	63	(517)	(7)	(458)
Income tax expense (benefit)	-	31	(188)	(3)	(160)
Equity in earnings of subsidiaries	(301)	-	-	301	-
Net income (loss)	$(298)	$ 32	$(329)	$297	$ (298)

Nine Months Ended September 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)

Operating revenue	$ -	$551	$5,263	$(395)	$5,419
Operating expense	2	313	4,953	(382)	4,886
Income (loss) from operations	(2)	238	310	(13)	533
Other income	154	-	22	(156)	20
Interest and related charges	151	47	123	(154)	167
Income before income taxes	1	191	209	(15)	386
Income tax expense (benefit)	(2)	74	80	(6)	146
Equity in earnings of subsidiaries	237	-	-	(237)	-
Net income	$240	$ 117	$ 129	$(246)	$ 240

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Three Months Ended September 30, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)

Operating revenue	$ -	$174	$1,174	$(100)	$1,248
Operating expense	-	95	1,063	(99)	1,059
Income from operations	-	79	111	(1)	189
Other income	48	-	5	(50)	3
Interest and related charges	50	10	31	(49)	42
Income (loss) before income taxes	(2)	69	85	(2)	150
Income tax expense (benefit)	(1)	24	29	(2)	50
Equity in earnings of subsidiaries	101	-	-	(101)	-
Net income	$100	$ 45	$ 56	$(101)	$ 100

Nine Months Ended September 30, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)

Operating revenue	$ -	$465	$4,524	$(362)	$4,627
Operating expense	1	246	3,731	(361)	3,617
Income (loss) from operations	(1)	219	793	(1)	1,010
Other income	140	-	42	(139)	43
Interest and related charges	148	30	86	(139)	125
Income (loss) before income taxes	(9)	189	749	(1)	928
Income tax expense (benefit)	(4)	54	286	(1)	335
Equity in earnings of subsidiaries	598	-	-	(598)	-
Net income	$593	$ 135	$ 463	$(598)	$ 593

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Balance Sheet Information
At September 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Assets
Current assets	$2,149	$ 612	$5,810	$(3,471)	$5,100
Investment in affiliates	3,201	-	151	(3,138)	214
Other investments	92	-	-	-	92
Loan to affiliates	2,202	-	-	(2,202)	-
Property, plant and equipment, net	-	3,976	8,152	(93)	12,035
Deferred charges and other assets	399	532	3,896	(767)	4,060
Total assets	$8,043	$5,120	$18,009	$(9,671)	$21,501

Liabilities & Shareholder's Equity
Current liabilities	$ 737	$1,543	$9,092	$(3,467)	$7,905
Long-term debt	3,009	201	234	-	3,444
Notes payable to affiliates	206	1,089	1,114	(2,203)	206
Deferred credits and other liabilities	297	1,279	5,393	(817)	6,152
Common shareholder's equity	3,794	1,008	2,176	(3,184)	3,794
Total liabilities and shareholder's equity	$8,043	$5,120	$18,009	$(9,671)	$21,501

At December 31, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Assets
Current assets	$1,866	$ 341	$3,047	$(2,625)	$2,629
Investment in affiliates	3,891	-	141	(3,828)	204
Other investments	87	-	-	-	87
Loan to affiliates	2,202	-	-	(2,202)	-
Property, plant and equipment, net	-	3,619	7,506	(75)	11,050
Deferred charges and other assets	138	532	2,450	(368)	2,752
Total assets	$8,184	$4,492	$13,144	$(9,098)	$16,722

Liabilities & Shareholder's Equity
Current liabilities	$ 379	$1,047	$5,408	$(2,622)	$4,212
Long-term debt	3,014	206	234	-	3,454
Notes payable to affiliates	206	1,089	1,113	(2,202)	206
Deferred credits and other liabilities	105	1,093	3,582	(410)	4,370
Common shareholder's equity	4,480	1,057	2,807	(3,864)	4,480
Total liabilities and shareholder's equity	$8,184	$4,492	$13,144	$(9,098)	$16,722

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Statement of Cash Flow Information
Nine Months Ended September 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Net cash provided by operating activities	$444	$271	$995	$(410)	$1,300
Net cash provided by (used in) investing activities	72	(483)	(817)	(128)	(1,356)
Net cash provided by (used in) financing activities	(373)	212	(168)	396	67

Nine Months Ended September 30, 2004	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Net cash provided by (used in) operating activities	$538	$(328)	$1,498	$(176)	$1,532
Net cash provided by (used in) investing activities	(45)	(309)	(513)	235	(632)
Net cash provided by (used in) financing activities	(493)	272	(988)	298	(911)

Note 16.  Operating Segments
The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on three primary operating segments:

Delivery includes the Company's regulated gas distribution systems and customer service operations which are subject to cost-of-service rate regulation and accordingly, applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. It also includes the Company's nonregulated retail energy marketing activities.

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

CONSOLIDATED NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Corporate and Other includes the Company's corporate and other functions, including the activities of CNG International (CNGI), the Company's power generating facility and other minor subsidiaries. In addition, the contribution to net income by the Company's primary operating segments is determined based on a measure of profit that executive management believes represents the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment and include:

Nine Months Ended September 30, 2005
A loss related to the discontinuance of hedge accounting in August and September 2005 for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges.

Nine Months Ended September 30, 2004
A loss related to the discontinuance of hedge accounting in September 2004 for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan and subsequent changes in the fair value of those hedges during the third quarter.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Delivery	Energy	Exploration & Production	Corporateand Other	Eliminations	Consolidated Total

	(millions)
Three Months ended September 30, 2005
Operating revenue:
External customers	$330	$312	$512	$(1)	$ -	$1,153
Affiliated customers	-	303	3	18	-	324
Intersegment	1	71	51	-	(123)	-
Net income (loss)	(6)	44	20	(356)	-	(298)

Three Months ended September 30, 2004
Operating revenue:
External customers	$304	$205	$522	$ -	$ -	$1,031
Affiliated customers	-	210	-	7	-	217
Intersegment	12	44	28	-	(84)	-
Net income (loss)	2	38	121	(61)	-	100

Nine Months Ended September 30, 2005
Operating revenue:
External customers	$2,000	$894	$1,724	$ -	$ -	$4,618
Affiliated customers	1	759	14	27	-	801
Intersegment	24	186	123	-	(333)	-
Net income (loss)	114	173	309	(356)	-	240

Nine Months Ended September 30, 2004
Operating revenue:
External customers	$1,824	$663	$1,325	$ -	$ -	$3,812
Affiliated customers	1	780	-	34	-	815
Intersegment	47	154	95	-	(296)	-
Net income (loss)	130	159	374	(70)	-	593

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

Accounting Matters

Critical Accounting Policies and Estimates
As of September 30, 2005, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; use of estimates in goodwill impairment testing; employee benefit plans; regulated operations; gas and oil operations; and income taxes.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Other
As discussed in Note 3 to the Consolidated Financial Statements, the Company enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. Under the primary guidance of EITF Issue No. 99-19, the Company presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. In September 2005, the FASB ratified the EITF's consensus on Issue No. 04-13 that will require buy/sell and related agreements to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. This new guidance is required to be applied to all new arrangements entered into, and modifications or renewals of existing arrangements, for reporting periods beginning after March 16, 2006. The Company is currently assessing the impact that this new guidance may have on its income statement presentation of these transactions; however, there will be no impact on the Company's results of operations or cash flows.

Results of Operations
Segment results include the impact of intersegment revenues and expenses, which may result in an intersegment profit or loss. Following is a summary of contributions by the Company's operating segments to net income (loss) for the third quarter and year-to-date periods ended September 30, 2005 and 2004:

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Delivery	$ (6)	$ 2	$ 114	$ 130
Energy	44	38	173	159
Exploration & Production	20	121	309	374
Primary operating segments	58	161	596	663

Corporate and Other	(356)	(61)	(356)	(70)
Consolidated net income (loss)	$ (298)	$ 100	$ 240	$ 593

Gulf of Mexico Hurricanes
Hurricanes Katrina and Rita struck the Gulf Coast area in late August and late September 2005, respectively. Due to the hurricanes, the Company's production assets in the Gulf of Mexico and, to a lesser extent, South Louisiana were temporarily shut-in. Prior to the hurricanes, these assets were producing approximately 435 million cubic feet of natural gas equivalent per day (mmcfed). The Company had forecasted production increases to approximately 700 mmcfed during October with the addition of four previously announced deepwater projects, plus other planned completion activity. As of late October, the Company's Gulf of Mexico and South Louisiana assets were producing approximately 145 mmcfed. While the Company's facilities were not significantly damaged by the hurricanes, production capability of approximately 555 mmcfed remained off-line primarily due to damage to downstream infrastructure owned by third parties. At this time, the Company is not able to predict with certainty when off-line production will resume. The Company expects that the financial impacts of delays in production will be mitigated by business interruption insurance that the Company maintains for hurricane-related delays in natural gas and oil production. The Company's business interruption insurance covers delays caused both by damage to its own production facilities and by damage to third-party facilities downstream. The Company's policy coverage for Hurricane Katrina has a 30-day deductible period and an event limit of $700 million, while its policy for Hurricane Rita has a 45-day deductible period and an event limit of $350 million.

The hurricanes have negatively impacted the Company's earnings in 2005 due to:

  A reduction in expected gas and oil production;

  Losses resulting from the discontinuance of hedge accounting for certain cash flow hedges related to forecasted gas and oil production; and

  Expenses incurred to temporarily relocate the Company's employees that were based in New Orleans.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Overview
Third Quarter 2005 vs. 2004
The Company incurred a net loss of $298 million in the third quarter of 2005, versus net income of $100 million in the third quarter of 2004. The combined net income contribution of the Company's primary operating segments decreased $103 million primarily reflecting a lower contribution from exploration and production operations due to:

  A decrease in gas and oil production resulting from interruptions caused by Hurricanes Katrina and Rita;

  An increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by exploration and production operations and the delivery location and commodity specifications of the Company's forecasted gas and oil sales; and

  The impact in the prior year of favorable changes in the fair value of certain oil options.

The consolidated results also include the impact of significant specific items reported in the Corporate and Other segment:

  A $357 million after-tax loss in 2005 related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges; and

  A $61 million after-tax loss in 2004 related to the discontinuance of hedge accounting for certain oil hedges resulting from a mid-September interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges.

Year-To-Date 2005 vs. 2004
Net income for the nine months ended September 30, 2005 decreased 60% to $240 million, as compared to the first nine months of 2004. The combined net income contribution of the Company's primary operating segments decreased $67 million primarily resulting from:

  A lower contribution from delivery operations reflecting higher bad debt and interest expenses for the regulated operations partially offset by higher gas margins for the nonregulated retail energy marketing operations;

  A higher contribution from energy operations primarily reflecting higher gas prices at producer services; and

  A lower contribution from exploration and production operations resulting from:

    Lower gas production primarily due to interruptions caused by Hurricanes Katrina and Rita;

    Losses related to the discontinuance of hedge accounting in March 2005 for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

    An increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by exploration and production operations and the delivery location and commodity specifications of the Company's forecasted gas and oil sales; and

    The impact in the prior year of favorable changes in the fair value of certain oil options; partially offset by

    The recognition of business interruption insurance revenue associated with Hurricane Ivan, higher average realized prices for gas and higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects.

The consolidated results also include the impact of significant specific items reported in the Corporate and Other segment, which are described above.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations
Presented below are selected amounts related to the Company's results of operations:

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)

Operating Revenue(1)	$1,477	$1,248	$5,419	$4,627

Operating Expenses
Purchased gas, net(1)	601	387	2,324	1,951
Electric fuel and energy purchases(1)	115	101	254	269
Liquids, pipeline capacity and other purchases	127	98	315	207
Other operations and maintenance(1)	815	262	1,285	535
Depreciation, depletion and amortization	163	156	498	464
Other taxes	60	55	210	191

Other income	8	3	20	43
Interest and related charges(1)	62	42	167	125
Income tax expense (benefit)	(160)	50	146	335

(1) Includes transactions with other Dominion subsidiaries related to Dominion's enterprise-wide price risk management and other activities. See Note 13 to the Consolidated Financial Statements for a description of transactions with affiliates.

An analysis of the Company's results of operations for the third quarter and the year-to-date period of 2005 compared to the third quarter and the year-to-date period of 2004 follows:

Third Quarter 2005 vs. 2004
Operating Revenue increased 18% to $1.5 billion, primarily reflecting:

  A $197 million increase in nonregulated gas sales revenue largely reflecting a $192 million increase from gas aggregation activities primarily due to higher prices. This increase was largely offset by a corresponding increase in Purchased gas, net expense;

  A $29 million increase in gas transportation and storage revenue primarily reflecting an increase from gas transmission operations largely due to additions of pipeline and storage capacity; and

  A $37 million increase in other revenue, primarily reflecting a $14 million increase in sales of extracted products principally due to increased volumes and a $21 million increase in sales of purchased oil by exploration and production operations. The increase in sales of purchased oil was offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense; partially offset by

  A $54 million decrease in gas and oil production revenue primarily due to a decrease in production volumes resulting from interruptions caused by Hurricanes Katrina and Rita.

Operating Expenses and Other Items
Purchased gas, net expense increased 55% to $601 million, principally resulting from a $187 million increase associated with gas aggregation activities primarily reflecting higher prices discussed in Operating Revenue.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Liquids, pipeline capacity and other purchases expense increased 30% to $127 million, primarily reflecting a $23 million increase in purchases of oil by exploration and production operations, as discussed in Operating Revenue.

Other operations and maintenance expense increased 211% to $815 million, primarily reflecting the following:

  A $556 million loss related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges;

  A $29 million increase in hedge ineffectiveness expense associated with exploration and production operations, primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by the Company and the delivery location and commodity specifications of the Company's forecasted gas and oil sales; and

  The net impact in 2004 of the following:

    A $96 million loss related to the discontinuance of hedge accounting for certain oil hedges, resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges; and

    A $45 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations.

Other taxes increased 9% to $60 million, primarily due to higher severance taxes associated with higher commodity prices.

Interest and related charges increased 48% to $62 million, primarily reflecting a $17 million increase related to Dominion money pool borrowings due to higher outstanding balances and higher interest rates.

Year-To-Date 2005 vs. 2004

Operating Revenue increased 17% to $5.4 billion, primarily reflecting:

  A $315 million increase in other revenue reflecting a $179 million increase due to the recognition of business interruption insurance revenue associated with Hurricane Ivan, a $44 million increase in sales of extracted products principally due to increased prices and volumes and a $90 million increase in sales of purchased oil by exploration and production operations. The increase in revenue from sales of purchased oil was offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense;

  A $235 million increase in nonregulated gas sales revenue largely reflecting a $177 million increase from gas aggregation activities primarily due to higher prices ($257 million), partially offset by lower volumes ($80 million), and a $73 million increase from sales of gas purchased by exploration and production operations to facilitate gas transportation and satisfy other agreements. The increases in revenue from gas aggregation activities and exploration and production operations were largely offset by corresponding increases in Purchased gas, net expense;

  A $164 million increase in regulated gas sales revenue primarily related to the recovery of higher gas prices. The effect of this increase was offset by a comparable increase in Purchased gas, net expense;

  A $60 million increase in gas transportation and storage revenue from gas transmission operations largely due to additions of pipeline and storage capacity; and

  A $44 million increase in gas and oil production revenue reflecting a $58 million increase from oil production due to higher volumes, partially offset by a $21 million decrease from gas production. The decrease in gas production was due to lower volumes largely resulting from interruptions in Gulf of Mexico production caused by Hurricanes Katrina and Rita, partially offset by higher average realized prices.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Purchased gas, net expense increased 19% to $2.3 billion, principally resulting from:

  A $165 million increase associated with regulated gas distribution operations discussed in Operating Revenue;

  A $160 million increase associated with gas aggregation activities reflecting higher prices ($241 million), partially offset by lower volumes ($81 million) discussed in Operating Revenue; and

  A $77 million increase related to exploration and production operations discussed in Operating Revenue.

Liquids, pipeline capacity and other purchases expense increased 52% to $315 million, reflecting a $94 million increase related to purchases of oil by exploration and production operations, as discussed above in Operating Revenue, and an $11 million increase related to pipeline and storage capacity for gas transmission operations.

Other operations and maintenance expense increased 140% to $1.3 billion, primarily resulting from:

  A $556 million loss related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges;

  A $59 million loss related to the discontinuance of hedge accounting in March 2005 for certain oil hedges resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

  A $41 million increase in hedge ineffectiveness expense associated with exploration and production operations, primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by the Company and the delivery location and commodity specifications of the Company's forecasted gas and oil sales;

  A $61 million increase in costs related to gas and oil production activities related to higher production costs, administrative costs and financing fees; and

  The net impact of the following items recognized in 2004:

    A $120 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations; and

    A $96 million loss related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges.

Other taxes increased 10% to $210 million, primarily due to higher property taxes resulting from property additions and higher severance and property taxes associated with increased commodity prices.

Other income decreased 53% to $20 million, primarily reflecting an $8 million gain on the sale of a portion of CNGI's equity investment in an Australian pipeline business and an $18 million benefit resulting from a favorable adjustment to the carrying amount of this investment in 2004. No comparable benefit was recognized during 2005.

Interest and related charges increased 34% to $167 million, primarily reflecting:

  A $32 million increase related to Dominion money pool borrowings due to higher outstanding balances and higher interest rates; and

  A $10 million increase due to the effect of higher interest rates in 2005 on variable rate debt.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations

Delivery Segment

Delivery includes the Company's regulated gas distribution and customer service business, as well as nonregulated retail energy marketing operations and related products and services.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$(6)	$2	$114	$130

Throughput (bcf):
Gas sales-regulated	8	9	90	87
Gas transportation-regulated	35	34	172	178
Total throughput	43	43	262	265

Bcf = billion cubic feet

Presented below, on an after-tax basis, are the key factors impacting Delivery's net income contribution:

	Third Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Nonregulated retail energy marketing operations	$ (4)	$ 6
Regulated operations:
Weather	-	3
Bad debt reserve	-	(6)
Interest expense	(3)	(10)
Other gas margins	-	(6)
Other	(1)	(3)
Change in net income contribution	$(8)	$(16)

Delivery's third quarter and year-to-date net income contribution decreased $8 million and $16 million, respectively, primarily reflecting:

  A lower contribution from nonregulated retail energy marketing operations in the third quarter, largely resulting from a decrease in average customer accounts. In the year-to-date period, the contribution from nonregulated retail energy marketing operations increased, largely resulting from higher gas margins;

  Favorable weather in the regulated gas service territories in the year-to-date period;

  Higher bad debt expense, primarily reflecting the favorable impact in the prior year of a reduction in reserves;

  Increased interest expense primarily due to the impact of higher interest rates on Dominion money pool borrowings and additional long-term debt borrowings from the parent company;

  A lower contribution from regulated gas operations, reflecting changes in customer usage and other factors in the year-to-date period; and

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

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$44	$38	$173	$159

Gas sales (bcf)	54	50	165	178
Gas transmission throughput (bcf)	131	112	565	535

Presented below, on an after-tax basis, are the key factors impacting Energy's net income contribution:

	Third Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Producer services	$6	$ 12
Cove Point	4	8
Gas transmission operations	(1)	(1)
Other	(3)	(5)
Change in net income contribution	$6	$ 14

Energy's third quarter and year-to-date net income contribution increased $6 million and $14 million, respectively, primarily reflecting:

  Higher gas prices realized by the producer services operation; and

  Higher contribution from the Cove Point LNG facility resulting from the addition of a fifth storage tank in December 2004 and increased pipeline capacity; partially offset by

  Higher system gas and leased pipeline capacity expense and the effects of a rate settlement, partially offset by higher gas transportation and storage revenue, primarily from additional pipeline capacity and higher extracted products sales due to increased volume and prices; and

  Other factors including an increase in incentive based compensation.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Exploration & Production Segment

Exploration & Production includes the Company's gas and oil exploration, development and production business.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$20	$121	$309	$374

Gas production (bcf)	59.5	64.7	185.6	201.3
Oil production (million bbls)	2.5	2.5	8.8	6.5

Average realized prices with hedging results:
Gas (per mcf)(1)	$4.65	$4.12	$4.50	$4.09
Oil (per bbl)	$20.38	$26.23	$24.72	$25.35

Average realized prices without hedging results:
Gas (per mcf)(1)	$8.00	$5.67	$6.98	$5.60
Oil (per bbl)	$59.81	$42.65	$52.21	$38.46

Other information:
DD&A (unit of production rate per mcfe)	$1.53	$1.39	$1.49	$1.37

                            bbl = barrel
                            mcf = thousand cubic feet
                            mcfe = thousand cubic feet equivalent

(1) Excludes $52 million and $74 million of revenue recognized in the third quarter of 2005 and 2004, respectively, and $178 million and $154 million of revenue recognized in the year-to-date period of 2005 and 2004, respectively, under the volumetric production payment agreements described in Note 4 to the Consolidated Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and Note 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Exploration & Production's net income contribution:

	Third Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Operations and maintenance expense	$(63)	$(178)
Gas and oil-production	(34)	(3)
Interest expense	(10)	(19)
Depreciation, depletion and amortization expense	(1)	(12)
Business interruption insurance	-	114
Gas and oil-prices	10	45
Other	(3)	(12)
Change in net income contribution	$ (101)	$ (65)

Exploration & Production's third quarter and year-to-date net income contribution decreased $101 million and $65 million, respectively, primarily reflecting:

  Higher operations and maintenance expenses, primarily due to the impact in 2004 of favorable changes in the fair value of certain oil options, an increase in hedge ineffectiveness expense in 2005 and an increase in production costs. Higher year-to-date operations and maintenance expenses also reflect the discontinuance of hedge accounting in March 2005 for certain oil hedges largely resulting from delays in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

  Lower gas production primarily reflecting interruptions in Gulf of Mexico production caused by Hurricanes Katrina and Rita, partially offset in the year-to-date period by higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects;

  Increased interest expense primarily due to the combined impact of additional borrowings and higher interest rates on Dominion money pool borrowings; and

  Higher depreciation, depletion and amortization expense, primarily reflecting higher industry finding and development costs and the impact of increased oil production; partially offset by

  The recognition of business interruption insurance revenue associated with Hurricane Ivan in the year-to-date period; and

  Higher average realized prices for gas.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Corporate and Other
Corporate and Other includes the Company's corporate and other functions, including the activities of CNGI, the Company's power generating facility and other minor subsidiaries. Presented below are Corporate and Other's operating results for the third quarter and year-to-date periods ended September 30, 2005 and 2004:

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Specific items attributable to operating segments	$ (359)	$ (61)	$ (359)	$ (61)
Corporate operations	3	-	3	(9)
Net expenses	$ (356)	$ (61)	$ (356)	$ (70)

Corporate and Other reported net expenses of $356 million for the third quarter and year-to date period of 2005 and net expenses of $61 million for the third quarter of 2004 and $70 million for the year-to-date period of 2004, primarily reflecting:

  A $556 million loss ($357 million after-tax) recorded in the third quarter of 2005 related to the discontinuance of hedge accounting for certain gas and oil hedges, resulting from an interruption in gas and oil production caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges, attributable to the Exploration & Production segment; and

  A $96 million loss ($61 million after-tax) recorded in the third quarter of 2004 related to the discontinuance of hedge accounting for certain oil hedges, resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges, attributable to the Exploration & Production segment.

Also impacting the year-to-date period were the following:

  A $33 million tax valuation allowance recorded in the second quarter of 2004 related to certain CNGI investments that were held for sale; partially offset by

  A $26 million benefit in 2004 related to the sale of CNGI's equity investment in an Australian pipeline business.

Credit Risk
The Company's exposure to potential credit risk results primarily from its marketing of natural gas and sales of gas and oil production. Presented below is a summary of the Company's gross credit exposure as of September 30, 2005. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 374	$ 150	$ 224
Non-investment grade(2)	14	-	14
No external ratings:
Internally rated - investment grade(3)	158	-	158
Internally rated - non-investment grade(4)	328	5	323
Total	$ 874	$ 155	$ 719

(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's Investors Service (Moody's) and Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 9% of the total gross credit exposure.
(2) The five largest counterparty exposures, combined, for this category represented approximately 1% of the total gross credit exposure.
(3) The five largest counterparty exposures, combined, for this category represented approximately 13% of the total gross credit exposure.
(4) The five largest counterparty exposures, combined, for this category represented approximately 11% of the total gross credit exposure.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Other Matters

West Virginia Rates
In October 2005, the West Virginia Public Service Commission issued a final order, approving a $32 million increase in the Company's base and purchased gas cost recovery rates. Under the order, the combined increase for base and purchased gas recovery rates for the 2005/2006 winter is subject to a 20 percent cap. Accordingly, the purchased gas cost recovery rate will reflect the effect of the increase effective November 1, 2005 through January 1, 2006. However, beginning January 2, 2006, the increase will be applied to both base and purchased gas cost recovery rates, with $4 million of the $32 million attributable to the base rate. The order also provides for the recovery of interest costs for any gas cost under-recovery as a result of the cap.

Energy Policy Act of 2005 (the Act)
In August 2005, the President signed the Act. Key provisions of the Act include the following:

  Repeal of the Public Utility Holding Company Act of 1935 in February 2006;
  Provision for greater regulatory oversight by other federal and state authorities;
  Grant of enhanced merger approval authority to the Federal Energy Regulatory Commission (FERC);
  Grant of exclusive authority to FERC to approve applications for construction of LNG facilities; and
  Improvement of the processes for approval and permitting of interstate pipelines.

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

In addition, the Company uses financial derivatives to hedge future sales of its gas and oil production, which may limit the benefit the Company would otherwise receive from increases in commodity prices. These hedge arrangements generally include margin requirements that require the Company to deposit funds or post letters of credit with counterparties to cover the fair value of covered contracts in excess of agreed upon credit limits. When commodity prices rise to levels substantially higher than the levels where it has hedged future sales, the Company may be required to use a material portion of its available liquidity and obtain additional liquidity to cover these margin requirements. In some circumstances, this could have a compounding effect on the Company's financial liquidity and results.

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

The Company's exploration and production business is dependent on factors that cannot be predicted or controlled and that could damage facilities, disrupt production or reduce the book value of its assets. Factors that may affect the Company's financial results include damages to or suspension of operations caused by weather, fire, explosion or other events to the Company or third-party gas and oil facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and the Company's ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

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

The Company maintains business interruption insurance for offshore operations associated with its exploration and production business. The Company expects to file substantial insurance claims related to Hurricanes Katrina and Rita. Failure by the Company to realize the full value of its claims or to fully insure business interruption losses could adversely affect results of operations. Additionally, the increased level of hurricane activity in the Gulf of Mexico is likely to significantly increase the cost of business interruption insurance and could make it unavailable on commercially reasonable terms. Inability to insure its offshore Gulf of Mexico operations could adversely affect the Company's results of operations.

An inability to access financial markets could affect the execution of the Company's business plan. The Company relies on access to short-term money markets, longer-term capital markets and banks as significant sources of liquidity for capital requirements not satisfied by the cash flows from its operations, including margin requirements related to hedges of future gas and oil production. Management believes that the Company will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company's credit ratings. Restrictions on the Company's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of September 30, 2005, the Company's senior unsecured debt is rated BBB+, negative outlook, by Standard & Poor's, A3, stable outlook, by Moody's and BBB+, stable outlook by Fitch Ratings Ltd. (Fitch). These agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by Standard & Poor's, Moody's or Fitch could increase its borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its marketing activities.

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

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its consolidated financial statements those SPEs described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of September 30, 2005 reflects $210 million of net property, plant and equipment and deferred charges and $234 million of related debt attributable to the SPE. As this SPE is owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

In August and September 2005, Hurricanes Katrina and Rita made landfall along the Gulf Coast. The storms and subsequent flooding disrupted communications and facilities and displaced staff of Exploration & Production, the Company's gas and oil exploration, development and production operation, which had business offices located in New Orleans, Louisiana. In the aftermath of the storms, the Company implemented its disaster recovery plan thereby maintaining business continuity. As such, certain transaction processing, financial closing and information technology controls were temporarily modified during the period. Apart from this, there have been no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a - 15(f) and Rule 15d - 15(f) under the Securities Exchange Act of 1934, as amended) during the quarter that ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In September 2005, Dominion Transmission, Inc. (DTI) reached an agreement in principle on a proposed Consent Order and Agreement (COA) with the Pennsylvania Department of Environmental Protection (PADEP) which would supersede a 1990 COA between the parties. The agreement in principle resolves longstanding groundwater contamination issues at several DTI compressor stations in Pennsylvania and includes a penalty and environmental projects of $850,000 to be paid to PADEP and the Pennsylvania Department of Conservation and Natural Resources to resolve alleged violations. Negotiations are ongoing with both agencies to finalize language and payment mechanisms. As of September 30, 2005, DTI has accrued $850,000 for the penalty and environmental projects.

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

10.1

$1.75 billion Five-Year Credit Agreement, dated as of August 17, 2005, among Consolidated Natural Gas Company and Barclays Bank PLC as Administrative Agent and Syndication Agent, KeyBank National Association as Syndication Agent, SunTrust Bank, The Bank of Nova Scotia and ABN Amro Bank NV as Co-Documentation Agents, and other lenders as named (Exhibit 10.1, Form 8-K filed August 18, 2005, File No. 1-3196, incorporated by reference).

10.2

$500 million Letter of Credit Agreement, dated as of August 30, 2005, among Consolidated Natural Gas Company and JPMorgan Chase Bank, N.A. as Issuing Lender and Administrative Agent for the Lenders (filed herewith).

10.3

$500 million Credit Agreement, dated as of August 30, 2005, among Consolidated Natural Gas Company and Wachovia Bank, National Association as Issuing Lender and Administrative Agent for the Lenders (filed herewith).

10.4

$650 million Credit Agreement, dated as of August 30, 2005, among Consolidated Natural Gas Company, Lehman Brothers Holdings Inc. as Issuing Lender and Lehman Commercial Paper Inc. as Administrative Agent for the Lenders (filed herewith).

CONSOLIDATED NATURAL GAS COMPANY
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits (continued):

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

CONSOLIDATED NATURAL GAS COMPANY Registrant

November 3, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)