Form 10-K/A
period 2005-12-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2006-03-07
CIK 23738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error made by our printer/filing agent in the process of converting and formatting the Annual Report on Form 10-K to an electronic format suitable for filing with the Securities Exchange Commission (SEC). The typographical error appeared in the Report of Independent Registered Public Accounting Firm contained in Item 15. Exhibits and Financial Statement Schedules of our original Annual Report on Form 10-K filed on March 2, 2006 (Original Report). Specifically, the signature of our independent registered public accounting firm was unintentionally omitted and the date of the report was incorrectly stated as March 1, 2006. The report has been revised to include the signature of our independent registered public accounting firm and the date of the report has been corrected to March 2, 2006.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A; we are also including in this amendment updated certifications of our principal executive and principal financial officers and an updated Consent of Independent Registered Public Accounting Firm.

This Amendment No. 1 to our Report on Form 10-K as originally filed on March 2, 2006 continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of our Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

    See Index on page 18 of our Form 10-K filed March 2, 2006.

2. Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	3
Schedule I—Condensed Financial Information of Registrant	4

All other schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits

3.1 —	Certificate of Incorporation of Consolidated Natural Gas Company (Exhibit (3A)(i) to Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference).

3.2 —	Certificate of Amendment of Certificate of Incorporation, dated January 28, 2000 (Exhibit (3A)(ii) to Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference).

3.3 —	Bylaws as in effect on December 15, 2000 (Exhibit 3B to Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3196, incorporated by reference).

4 —	Consolidated Natural Gas Company agrees to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

4.1 —	Indenture, dated as of May 1, 1971, between Consolidated Natural Gas Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Manufacturers Hanover Trust Company) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012, incorporated by reference); Fifteenth Supplemental Indenture dated as of October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651, incorporated by reference); Seventeenth Supplemental Indenture dated as of August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Eighteenth Supplemental Indenture dated as of December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Nineteenth Supplemental Indenture dated as of January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Twentieth Supplemental Indenture dated as of March 19, 2001 (Exhibit 4, Form 10-Q for the quarter ended September 30, 2003, File No. 1-3196, incorporated by reference).

4.2 —	Indenture, dated as of April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York (as successor trustee to United States Trust Company of New York) (Exhibit (4) to Certificate of Notification at Commission File No. 70-8107); First Supplemental Indenture dated January 28, 2000 (Exhibit (4 A)(ii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Securities Resolution No. 1 effective as of April 12, 1995 (Exhibit 2 to Form 8-A filed April 21, 1995 under File No. 1-3196 and relating to the 7 3/8% Debentures Due April 1, 2005); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2 to Form 8-A filed October 18, 1996 under file No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2026); Securities Resolution No. 3 effective as of December 10, 1996 (Exhibit 2 to Form 8-A filed December 12, 1996 under file No. 1-3196 and relating to the 6 5/8% Debentures Due December 1, 2008); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2 to Form 8-A filed December 12, 1997 under file No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027); Securities Resolution No. 5 effective as of October 20, 1998 (Exhibit 2 to Form 8-A filed October 22, 1998 under file No. 1-3196 and relating to the 6% Debentures Due October 15, 2010); Securities Resolution No. 6 effective as of September 21, 1999 (Exhibit 4A(iv), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, and relating to the 7 1/4% Notes Due October 1, 2004, incorporated by reference).

4.3 —	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form S-3 File No. 333-52602, as filed on December 22, 2000, incorporated by reference); as supplemented by the Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K, File dated April 12, 2001, File No. 1-3196 incorporated by reference); Second Supplemental Indenture, dated October 25, 2001 (Exhibit 4.1, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Third Supplemental Indenture, dated October 25, 2001 (Exhibit 4.3, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K, dated May 22, 2002, Form 1-3196, incorporated by reference); Form of Fifth Supplemental Indenture (Exhibit 4.2, Form 8-K, filed November 25, 2003, Form 1-3196, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196, incorporated by reference).

4.4 —	Form of Indenture for Junior Subordinated Debentures, dated October 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.2, Form S-3 Registration No. 333-52602, as filed on December 22, 2000, incorporated by reference); as supplemented by the First Supplemental Indenture, dated October 23, 2001 (Exhibit 4.7, Form 8-K, dated October 16, 2001, File No. 1-3196, incorporated by reference).

1

4.5 —	Indenture, dated as of December 11, 1997, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., and La Salle Bank National Association (formerly LaSalle National Bank) (Exhibit 4.14, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8489, incorporated by reference); as supplemented by the First Supplemental Indenture, dated as of November 1, 2001 (Exhibit 4.9, Form 10-Q for the quarter ended September 30, 2001, incorporated by reference).

10.1 —	$2.5 billion Five-Year Revolving Credit Agreement, dated as of May 12, 2005, among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents, and other lenders as named herein (Exhibit 10.1, Form 8-K filed May 18, 2005, File No. 1-3196, incorporated by reference).

10.2 —	$1.75 billion Five-Year Credit Agreement, dated as of August 17, 2005, among Consolidated Natural Gas Company and Barclays Bank PLC as Administrative Agent and Syndication Agent, KeyBank National Association as Syndication Agent, SunTrust Bank, The Bank of Nova Scotia and ABN Amro Bank NV as Co-Documentation Agents, and other lenders as named (Exhibit 10.1, Form 8-K filed August 18, 2005, File No. 1-3196, incorporated by reference).

10.3 —	$1.9 billion Credit Agreement, dated as of January 11, 2006 among Dominion Resources, Inc., Consolidated Natural Gas Company, Wachovia Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and other lenders as named therein (Exhibit 10.1, Form 8-K, filed January 13, 2006, File No. 1-3196, incorporated by reference).

12 —	Ratio of earnings to fixed charges (Exhibit 12, Form 10-K, filed March 2, 2006, File No. 1-3196, incorporated by reference).

23.1 —	Consent of Deloitte & Touche LLP (filed herewith).

23.2 —	Consent of Ryder Scott Company, L.P. (Exhibit 23.2, Form 10-K, filed March 2, 2006, File No. 1-3196, incorporated by reference).

31.1 —	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 —	Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32 —	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Consolidated Natural Gas Company

We have audited the consolidated financial statements of Consolidated Natural Gas Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 2, 2006 (which report expressed an unqualified opinion and included an explanatory paragraph as to changes in accounting principles for: conditional asset retirement obligations in 2005 and asset retirement obligations, derivative contracts not held for trading purposes, and the consolidation of variable interest entities in 2003); such report has previously been filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 2, 2006

3

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
(Steven A. Rogers, Vice President and Controller (Principal Accounting Officer))

Date: March 6, 2006