Form 10-Q
period 2006-03-31
CONSOLIDATED NATURAL GAS CO/VA
filed 2006-05-04
CIK 23738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

At March 31, 2006, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions)

Operating Revenue
External customers	$2,623	$2,115
Affiliated customers	202	261
Total operating revenue	2,825	2,376

Operating Expenses
Purchased gas
External suppliers	1,178	1,042
Affiliated suppliers	172	133
Electric fuel and energy purchases
External suppliers	31	27
Affiliated suppliers	34	45
Other energy-related commodity purchases	226	89
Other operations and maintenance
External suppliers	298	240
Affiliated suppliers	51	43
Depreciation, depletion and amortization	218	166
Other taxes	99	90
Total operating expenses	2,307	1,875

Income from operations	518	501

Other income	5	3

Interest and related charges
Interest expense	64	48
Interest expense - junior subordinated notes payable to affiliated trust	4	4
Total interest and related charges	68	52

Income before income taxes	455	452
Income tax expense	254	165

Net Income	$ 201	$ 287
________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 24	$ 44
Accounts receivable:
Customers (less allowance for doubtful accounts of $15 and $27)	1,343	1,502
Affiliates	223	214
Other	111	110
Inventories	69	366
Derivative assets	1,672	1,991
Deferred income taxes	310	510
Assets held for sale	1,154	2
Prepayments	78	122
Other	389	567
Total current assets	5,373	5,428

Investments	316	305

Property, Plant and Equipment
Property, plant and equipment	18,682	19,126
Accumulated depreciation, depletion and amortization	(6,589)	(6,780)
Total property, plant and equipment, net	12,093	12,346

Deferred Charges and Other Assets
Goodwill	623	623
Prepaid pension cost	1,112	1,086
Derivative assets	973	1,403
Regulatory assets	116	403
Other	315	308
Total deferred charges and other assets	3,139	3,823

Total assets	$20,921	$21,902
________________
(1)The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated
    Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS—(Continued)
(Unaudited)

	March 31, December 31, 2006 2005(1)
	(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Securities due within one year	$ 734	$734
Short-term debt	339	187
Accounts payable	998	1,438
Payables to affiliates	112	151
Affiliated current borrowings	2,135	1,922
Accrued interest, payroll and taxes	255	250
Derivative liabilities	2,921	3,731
Liabilities held for sale	443	--
Other	421	489
Total current liabilities	8,358	8,902

Long-Term Debt
Long-term debt	2,704	2,708
Junior subordinated notes payable to affiliated trust	206	206
Total long-term debt	2,910	2,914

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,335	2,321
Derivative liabilities	1,942	2,706
Regulatory liabilities	129	147
Other	590	621
Total deferred credits and other liabilities	4,996	5,795
Total liabilities	16,264	17,611

Commitments and Contingencies (see Note 13)

Common Shareholder’s Equity
Common stock—no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	3,273	3,273
Retained earnings	981	971
Accumulated other comprehensive loss	(1,413)	(1,769)
Total common shareholder’s equity	4,657	4,291

Total liabilities and shareholder’s equity	$20,921	$21,902
________________
(1)The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated
    Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions)

Operating Activities
Net income	$ 201	$ 287
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized derivative (gains)/losses	(258)	1
Depreciation, depletion and amortization	218	166
Deferred income taxes and investment tax credits, net	197	61
Charges related to pending sale of gas distribution subsidiaries	167	--
Other adjustments to net income	(44)	18
Changes in:
Accounts receivable	(81)	(257)
Affiliated accounts receivables and payable	(20)	35
Inventories	280	163
Purchased gas costs, net	94	74
Accounts payable	(380)	(130)
Accrued interest, payroll and taxes	38	151
Margin deposit assets and liabilities	(110)	(158)
Deferred revenues	(49)	(67)
Other operating assets and liabilities	188	112
Net cash provided by operating activities	441	456

Investing Activities
Additions to gas and oil properties, including acquisitions	(438)	(351)
Plant construction and other property additions	(86)	(67)
Acquisition of business, net of cash acquired	(91)	--
Proceeds from sales of gas and oil properties	--	86
Other	(16)	(5)
Net cash used in investing activities	(631)	(337)

Financing Activities
Short-term borrowings from affiliates, net	213	126
Issuance of short-term debt	152	--
Common dividend payments	(191)	(214)
Net cash provided by (used in) financing activities	174	(88)

Increase (decrease) in cash and cash equivalents	(16)	31
Cash and cash equivalents at beginning of period	44	19
Cash and cash equivalents at end of period(1)	$ 28	$ 50

________________
(1)2006 amount includes $4 million of cash classified as held for sale on the Consolidated Balance Sheet.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Nature of Operations
Consolidated Natural Gas Company (the Company), is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). Our subsidiaries operate in all phases of the natural gas business, explore for and produce gas and oil and provide a variety of energy marketing services. Our regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and our nonregulated retail energy marketing businesses serve 1.2 million residential and commercial gas and electric customer accounts in the Northeast, Mid-Atlantic and Midwest. We operate an interstate gas transmission pipeline system and underground natural gas storage system in the Northeast, Midwest and Mid-Atlantic states and a liquefied natural gas (LNG) import and storage facility in Maryland. Our producer services operations involve the aggregation of natural gas supply and related wholesale activities. Our exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

We manage our daily operations through three primary operating segments: Delivery, Energy and Exploration & Production (E&P). In addition, we report our corporate and other functions as a segment. Assets remain wholly-owned by our legal subsidiaries.

The terms “Company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of Consolidated Natural Gas Company’s consolidated subsidiaries or operating segments or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries.

Note 2.  Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

In our opinion, our accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of March 31, 2006, and our results of operations and cash flows for the three months ended March 31, 2006 and 2005.

We make certain estimates and assumptions in preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

Our accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, our accounts and all majority-owned subsidiaries, and those variable interest entities (VIEs) where we have been determined to be the primary beneficiary.

We report certain contracts and instruments at fair value in accordance with GAAP. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, we estimate fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of our estimation techniques.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, purchased gas expenses and other factors.

Certain amounts in the 2005 Consolidated Financial Statements and Notes have been reclassified to conform to the 2006 presentation.

Note 3.  Recently Issued Accounting Standards
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

Under the primary guidance of Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we present the sales and purchases related to our crude oil buy/sell arrangements on a gross basis in our Consolidated Statements of Income. These transactions require physical delivery of the crude oil and the risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling and counterparty nonperformance risk. Sales activity included in operating revenue was $232 million and $93 million for the three months ended March 31, 2006 and 2005, respectively. Purchase activity included in other energy-related commodity purchases expense was $224 million and $89 million for the three months ended March 31, 2006 and 2005, respectively.

In September 2005, the Financial Accounting Standards Board (FASB) ratified the EITF’s consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that will require buy/sell and related agreements with the same counterparty to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. This new guidance is required to be applied to all new arrangements entered into, and modifications or renewals of existing arrangements, beginning April 1, 2006. We adopted EITF 04-13 on April 1, 2006, and as a result a portion of our future activity related to buy/sell arrangements will be presented on a net basis in our Consolidated Statements of Income; however, there will be no impact on our results of operations or cash flows.

PAGE 9                                                                                                              CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4.  Acquisition
In February 2006, we completed the acquisition of Pablo Energy LLC (Pablo) for approximately $92 million in cash. Pablo holds producing and other properties located in the Texas Panhandle area. The operations of Pablo are included in our E&P operating segment.

Note 5.  Sale of Regulated Gas Distribution Subsidiaries
On March 1, 2006, we entered into an agreement with Equitable Resources, Inc., to sell two of our wholly-owned regulated gas distribution subsidiaries, The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope), for approximately $970 million plus adjustments to reflect capital expenditures and changes in working capital. Peoples and Hope serve approximately 500,000 customer accounts in Pennsylvania and West Virginia. The transaction is expected to close by the first quarter of 2007, subject to state regulatory approvals in Pennsylvania and West Virginia, as well as approval under the federal Hart-Scott-Rodino Act. The carrying amounts of the major classes of assets and liabilities classified as held for sale in our Consolidated Balance Sheet are as follows:

March 31, 2006
ASSETS	(millions)

Current Assets
Cash	$ 4
Customer accounts receivable, net	243
Unrecovered gas costs	59
Other	32
Total current assets	338

Property, Plant and Equipment
Property, plant and equipment	1,078
Accumulated depreciation, depletion and amortization	(379)
Total property, plant and equipment, net	699

Deferred Charges and Other Assets
Regulatory assets	107
Other	8
Total deferred charges and other assets	115

Assets held for sale	$ 1,152

LIABILITIES

Current Liabilities
Accounts payable	$ 61
Provision for gas inventory replacement	52
Payables to affiliates	30
Accrued taxes	26
Deferred income taxes	24
Other	37
Total current liabilities	230

Deferred Credits and Other Liabilities
Asset retirement obligations	32
Deferred income taxes	160
Regulatory liabilities	10
Other	11
Total deferred credits and other liabilities	213

Liabilities held for sale	$ 443

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information regarding the results of operations of Peoples and Hope:

	Three Months Ended March 31,
	2006	2005
	(millions)
Operating Revenue	$357	$316

Income (loss) before income taxes	(128)	45

In March 2006, we recognized a $159 million ($94 million after-tax) charge, recorded in other operations and maintenance expense in our Consolidated Statements of Income, resulting from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope, since the recovery of those assets is no longer probable. We also established $107 million of deferred tax liabilities on our Consolidated Balance Sheet in accordance with EITF Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation. EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of a parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. We recorded an adjustment since the financial reporting basis of our investment in Peoples and Hope exceeds our tax basis. This temporary difference and related deferred taxes will reverse and will partially offset current tax expense recognized upon closing of the sale.

EITF Issue No. 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, provides that the results of operations of a component of an entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. While we do not expect to have significant continuing involvement with Peoples or Hope after their disposal, we do expect to have continuing cash flows related primarily to our sale to them of natural gas production from our exploration and production operations as well as natural gas transportation and storage services provided to them by our transmission operations. Due to these significant continuing cash flows, the results of Peoples and Hope have not been reported as discontinued operations in our Consolidated Statements of Income. We will continue to assess the level of our involvement and continuing cash flows with Peoples and Hope for one year after the date of sale and if circumstances change, we may be required to reclassify the results of Peoples and Hope as discontinued operations in our Consolidated Statements of Income.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.  Operating Revenue
Our operating revenue consists of the following:

	Three Months Ended March 31,
	2006	2005
	(millions)
Gas sales:
Regulated	$ 800	$ 778
Nonregulated:
External customers	618	415
Affiliated customers	193	252
Nonregulated electric sales	99	77
Other energy-related commodity sales	317	144
Gas transportation and storage	288	280
Gas and oil production	478	356
Other	32	74
Total operating revenue	$2,825	$2,376

Note 7.     Income Taxes
The statutory U.S. federal income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended March 31,
	2006	2005

U.S. statutory rate	35.0%	35.0%

Increases (decreases) resulting from:
Employee benefits	(0.5)	(1.3)
State taxes, net of federal benefit	3.4	2.2
Other, net	(0.1)	0.5
Subtotal	37.8	36.4
Changes in valuation allowances	(5.4)	--
Recognition of deferred taxes - stock of subsidiaries held for sale	23.5	--
Effective tax rate	55.9%	36.4%

Our effective tax rate for the three months ended March 31, 2006 reflects the recognition of $107 million of additional deferred income taxes related to the excess of our financial reporting basis over the tax basis in the stock of Peoples and Hope in accordance with EITF 93-17, as discussed in Note 5. In addition, in anticipation of the gain expected to result from the pending sale of Peoples and Hope, we reduced the valuation allowances on deferred tax assets, representing certain federal and state tax loss carryforwards.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.  Comprehensive Income
The following table presents total comprehensive income (loss):

	Three Months Ended March 31,
	2006	2005
	(millions)
Net income	$201	$287
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivative cash flow hedges, net of taxes and amounts reclassified to earnings(1)	356	(662)
Total comprehensive income (loss)	$557	$(375)
________________
(1) Principally due to changes in the fair value of certain commodity derivatives resulting from fluctuations in commodity prices.

Note 9.  Hedge Accounting Activities
We are exposed to the impact of market fluctuations in the price of natural gas, natural gas liquids, electricity and oil and to the interest rate risks of our business operations. We use derivative instruments to manage our exposure to these risks and designate certain derivative instruments as fair value or cash flow hedges for accounting purposes as allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Selected information about our hedge accounting activities follows:

	Three Months Ended March 31,
	(millions)
	2006	2005
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$ (1)	$ 2
Cash flow hedges	17	(4)
Net ineffectiveness	$ 16	$ (2)

Portion of gains on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges	$ 1	$ --
Cash flow hedges	--	1
Total	$ 1	$ 1

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, we discontinued hedge accounting for certain cash flow hedges in March 2005 since it became probable that the forecasted sales of oil would not occur. The discontinuance of hedge accounting for these contracts resulted in a $30 million ($19 million after-tax) reclassification from AOCI to earnings in March 2005.

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheet at March 31, 2006:

	AOCI After Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After Tax	Maximum Term
	(millions)
Commodities:
Gas	$ (841)	$(480)	57 months
Oil	(570)	(339)	33 months
Other	(2)	(2)	7 months
Interest Rate	(1)	-	104 months
Total	$(1,414)	$(821)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the anticipated amounts presented above as a result of changes in market prices and interest rates.

Note 10.  Ceiling Test
We follow the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves assuming period-end hedge-adjusted prices. Approximately 11% of our anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of March 31, 2006.

Note 11.  Variable Interest Entities
In accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R), we consolidate a variable interest lessor entity through which we have financed and leased a power generation project. The Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 reflect net property, plant and equipment of $206 million and $207 million, respectively, and $234 million of debt related to this entity. The debt is nonrecourse to us and is secured by the entity’s property, plant and equipment.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12.  Significant Financing Transactions
Joint Credit Facilities
We use short-term debt, primarily commercial paper, to fund working capital requirements and as a bridge to long-term debt financing. The level of our borrowings may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, we utilize cash and letters of credit to fund collateral requirements under our commodities hedging program. Collateral requirements are impacted by commodity prices, hedging levels and the credit quality of our companies and their counterparties. In February 2006, we entered into a $3.0 billion five-year revolving credit facility with Dominion and Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion, that replaced our $2.5 billion five-year facility dated May 2005. The $3.0 billion credit facility is scheduled to terminate in February 2011. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and us and for other general corporate purposes. This credit facility can also be used to support up to $1.5 billion of letters of credit.

At March 31, 2006, total outstanding commercial paper supported by the credit facility was $1.4 billion, of which our borrowings were $339 million. At March 31, 2006, total outstanding letters of credit supported by the credit facility were $631 million, none of which were issued on our behalf.

At March 31, 2006, capacity available under the credit facility was $1.0 billion.

Other Credit Facilities
In February 2006, we amended and restated our $1.75 billion five-year revolving credit facility, dated August 2005 with the facility limit reduced to $1.70 billion. Also in February 2006, we entered into a $1.05 billion 364-day credit facility, which is scheduled to terminate in February 2007. These credit facilities are being used to support our issuance of commercial paper and letters of credit to provide collateral required by counterparties on derivative financial contracts used in our risk management strategies for our gas and oil production. At March 31, 2006, outstanding letters of credit under these facilities totaled $1.1 billion.

In addition to the facilities above, we have also entered into several bilateral credit facilities in order to provide collateral required on derivative contracts used in our risk management strategies for gas and oil production operations. At March 31, 2006, we had the following letter of credit facilities:

Facility Limit	Outstanding Letters of Credit	Facility Capacity Remaining	Facility Inception Date	Facility Maturity Date
millions
$100	$100	$---	June 2004	June 2007
100	100	---	August 2004	August 2009
150(1)	---	150	October 2004	April 2006
200(2)	---	200	December 2005	December 2010
$550	$200	$350
(1) We did not renew this facility prior to its maturity.
(2) This facility can also be used to support commercial paper borrowings.

Securities Law Reforms
In December 2005, the SEC adopted rules that modify the registration, communication and offering processes under the Securities Act of 1933. The rules streamline the shelf registration process to provide registrants with more timely access to capital. Under the new rules, we meet the definition of a seasoned issuer, and as such our filings remain subject to review by the SEC.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13.  Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 19 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, nor have any significant new matters arisen during the three months ended March 31, 2006.

Lease Commitment
During the three months ended March 31, 2006, we signed several contracts to lease onshore drilling rigs. The terms of the contracts range from two to three years. Our total minimum commitment under the agreements is approximately $194 million.

Guarantees, Letters of Credit and Surety Bonds
In 2005, we, along with two other gas and oil exploration and production companies, entered into a four-year drilling contract related to a new, ultra-deepwater drilling rig that is expected to be delivered in mid-2008. The contract has a four-year primary term, plus four one-year extension options. Our minimum commitment under the agreement is for approximately $99 million over the four-year term; however, we are jointly and severally liable for up to $394 million to the contractor if the other parties fail to pay the contractor for their obligations under the primary term of the agreement, which we view as highly unlikely. We have not recognized any significant liabilities related to this guarantee arrangement.

We also enter into guarantee arrangements on behalf of our consolidated subsidiaries primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of our consolidated subsidiaries, that liability is included in our Consolidated Financial Statements. We are not required to recognize liabilities for guarantees issued on behalf of our subsidiaries unless it becomes probable that we will have to perform under the guarantees. No such liabilities have been recognized as of March 31, 2006. We believe it is unlikely that we would be required to perform or otherwise incur any losses associated with guarantees of our subsidiaries’ obligations. At March 31, 2006, we had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$205	$205
Offshore drilling commitments(3)	---	493
Commodity transactions(4)	1,235	795
Miscellaneous	343	254
Total subsidiary obligations	$1,783	$1,747

(1)
Represents the estimated portion of the guarantees’ stated limit that is utilized as of March 31, 2006 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by our subsidiaries, the value includes the recorded amount.

(2)	Guarantees of debt of Dominion Oklahoma Texas Exploration and Production Inc. (DOTEPI). In the event of default by this subsidiary, we would be obligated to repay such amounts.
(3)	There is no stated limit for this guarantee.
(4)
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

We also purchased $44 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $1.3 billion. We enter into these arrangements to facilitate commercial transactions by our subsidiaries with third parties.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.  Credit Risk
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

Our exposure to credit risk is concentrated primarily within our sales of gas and oil production and energy marketing, including our hedging activities. At March 31, 2006, gross credit exposure related to these transactions totaled $618 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, our credit exposure is reduced to $580 million. Of this amount, investment grade counterparties represented 72% and no single counterparty exceeded 8%.

Note 15.  Related Party Transactions
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

Transactions with Affiliates
We transact with affiliates for certain quantities of natural gas, electricity and other commodities at market prices in the ordinary course of business. We also enter into certain derivative commodity contracts with affiliates. We use these contracts, which are principally comprised of commodity swaps and options, to manage commodity price risks primarily associated with the purchases and sales of natural gas. We designate the majority of these contracts as cash flow hedges for accounting purposes.

Presented below are affiliated transactions, including net realized gains and losses on affiliated commodity derivative contracts, recorded in operating revenue and operating expenses:

	Three Months Ended March 31,
	2006	2005
	(millions)
Sales of natural gas to affiliates	$193	$252
Gas transportation and storage services provided to affiliates	5	6
Sales of electricity to affiliates	4	3
Purchases of natural gas from affiliates	172	133
Purchases of electric fuel and energy from affiliates	34	45

At March 31, 2006 and December 31, 2005, our Consolidated Balance Sheets include derivative assets with affiliates of $261 million and $431 million, respectively, and derivative liabilities with affiliates of $76 million and $120 million, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of those derivative contracts that have been designated as cash flow hedges, are included in AOCI on the Consolidated Balance Sheets.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to us, which totaled $49 million and $45 million in the three months ended March 31, 2006 and 2005, respectively. We provide certain services to other affiliates, including technical services to other Dominion subsidiaries, which totaled $3 million and $2 million in the three months ended March 31, 2006 and 2005, respectively.

Transactions with Dominion
We have borrowed funds from Dominion under short-term borrowing arrangements. At March 31, 2006 and December 31, 2005, our outstanding borrowings, net of repayments, under the Dominion money pool totaled $2.1 billion and $1.9 billion, respectively. The short-term demand note borrowings were $1 million at March 31, 2006. Net interest charges incurred by us related to these total borrowings were $26 million and $8 million in the three months ended March 31, 2006 and 2005, respectively.

Note 16.  Employee Benefit Plans
The following table illustrates the components of the provision for net periodic benefit cost for our pension and other postretirement benefit plans for employees represented by collective bargaining units:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2006	2005	2006	2005
	(millions)
Service cost	$ 3	$ 3	$ 4	$ 4
Interest cost	8	8	7	6
Expected return on plan assets	(26)	(26)	(5)	(4)
Curtailment loss (1)	-	-	3	-
Amortization of transition obligation	-	-	1	1
Amortization of prior service credit	-	-	(1)	-
Amortization of net loss	-	-	3	1
Net periodic benefit cost (credit)	$(15)	$(15)	$12	$ 8

Company’s net periodic benefit cost (credit)(2)	$(27)	$(25)	$19	$12

(1)	Relates to the pending sale of Peoples and Hope discussed in Note 5.
(2)	Amounts represent all benefit plans in which we participate, including benefit plans covering multiple Dominion subsidiaries.

Employer Contributions
We made no contributions to our defined benefit pension plans or other postretirement benefit plans during the first quarter of 2006. We expect to contribute at least $35 million to our other postretirement benefit plans during the remainder of 2006. Under our funding policies, we evaluate pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from our actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2006 will be determined at that time.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17.  Condensed Consolidating Financial Information
We have fully and unconditionally guaranteed $200 million of senior notes issued by our wholly-owned subsidiary, DOTEPI. The senior notes mature in December 2007. In the event of a default by this subsidiary, we would be obligated to repay such amounts. Condensed consolidating financial information for the Company, DOTEPI and our other subsidiaries are presented below:

Condensed Consolidating Statement of Income Information

Three Months Ended March 31, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)

Operating revenue	$ --	$181	$2,815	$(171)	$2,825
Operating expense	1	136	2,327	(157)	2,307
Income from operations	(1)	45	488	(14)	518
Other income	60	--	5	(60)	5
Interest and related charges	53	14	62	(61)	68
Income before income taxes	6	31	431	(13)	455
Income tax expense	109	16	135	(6)	254
Equity in earnings of subsidiaries	304	--	--	(304)	--
Net income	$201	$ 15	$ 296	$(311)	$ 201

Three Months Ended March 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)

Operating revenue	$ --	$176	$2,334	$(134)	$2,376
Operating expense	--	102	1,905	(132)	1,875
Income from operations	--	74	429	(2)	501
Other income	49	--	3	(49)	3
Interest and related charges	52	15	35	(50)	52
Income (loss) before income taxes	(3)	59	397	(1)	452
Income tax expense (benefit)	(2)	20	148	(1)	165
Equity in earnings of subsidiaries	288	--	--	(288)	--
Net income	$287	$ 39	$ 249	$(288)	$ 287

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Balance Sheet Information

At March 31, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Assets
Current assets	$2,229	$ 419	$5,581	$(2,856)	$5,373
Investment in affiliates	4,166	--	156	(4,104)	218
Loan to affiliates	2,188	--	--	(2,188)	--
Property, plant and equipment, net	--	4,335	8,556	(798)	12,093
Deferred charges and other assets	277	561	2,908	(509)	3,237
Total assets	$8,860	$5,315	$17,201	$ (10,455)	$20,921

Liabilities & Shareholder’s Equity
Current liabilities	$ 1,333	$2,600	$8,955	$ (4,530)	$8,358
Long-term debt	2,506	198	--	--	2,704
Notes payable to affiliates	206	--	1,099	(1,099)	206
Deferred credits and other liabilities	158	1,214	4,290	(666)	4,996
Common shareholder’s equity	4,657	1,303	2,857	(4,160)	4,657
Total liabilities and shareholder’s equity	$8,860	$5,315	$17,201	$(10,455)	$20,921

At December 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Assets
Current assets	$2,019	$ 539	$6,529	$(3,659)	$5,428
Investment in affiliates	3,697	--	147	(3,634)	210
Loan to affiliates	2,188	--	--	(2,188)	--
Property, plant and equipment, net	--	4,079	8,370	(103)	12,346
Deferred charges and other assets	373	555	3,621	(631)	3,918
Total assets	$8,277	$5,173	$18,667	$(10,215)	$21,902

Liabilities & Shareholder’s Equity
Current liabilities	$ 1,026	$2,646	$9,976	$(4,746)	$8,902
Long-term debt	2,508	200	--	--	2,708
Notes payable to affiliates	206	--	1,099	(1,099)	206
Deferred credits and other liabilities	246	1,231	5,004	(686)	5,795
Common shareholder’s equity	4,291	1,096	2,588	(3,684)	4,291
Total liabilities and shareholder’s equity	$8,277	$5,173	$18,667	$(10,215)	$21,902

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Statement of Cash Flow Information
Three Months Ended March 31, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Net cash provided by operating activities	$204	$208	$220	$(191)	$441
Net cash used in investing activities	(165)	(297)	(432)	263	(631)
Net cash provided by (used in) financing activities	(40)	87	199	(72)	174

Three Months Ended March 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
	(millions)
Net cash provided by operating activities	$236	$50	$378	$(208)	$456
Net cash used in investing activities	(22)	(138)	(185)	8	(337)
Net cash provided by (used in) financing activities	(214)	84	(158)	200	(88)

Note 18.  Operating Segments
Our Company is organized primarily on the basis of products and services sold in the United States. We manage our operations through the following segments:

Delivery includes our regulated gas distribution and customer service businesses which are subject to cost-of-service rate regulation and accordingly, apply SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. It also includes our nonregulated retail energy marketing operations.

Energy includes our tariff-based natural gas transmission pipeline and underground natural gas storage businesses and an LNG facility which are subject to cost-of-service rate regulation and accordingly, apply SFAS No. 71. It also includes certain natural gas production operations and producer services, which consist of aggregation of gas supply and related wholesale activities.

E&P includes our gas and oil exploration, development and production operations. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico.

Corporate includes our corporate functions, including the activities of CNG International (CNGI), our power generating facility and other minor subsidiaries. In addition, the contribution to net income by our primary operating segments is determined based on a measure of profit that executive management believes represents our segments’ core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment’s performance or allocating resources among the segments and are instead reported in the Corporate segment. In the three months ended March 31, 2006, we reported net expenses of $106 million in the Corporate segment attributable to our operating segments. The net expenses in 2006 primarily relate to a $159 million ($94 million after-tax) charge resulting from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope, attributable to the Delivery segment.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.

The following table presents segment information pertaining to our operations:

	Delivery	Energy	E&P	Corporate	Eliminations	Consolidated Total
	(millions)
Three Months ended March 31, 2006
Operating revenue:
External customers	$1,385	$428	$810	$ —	$ —	$2,623
Affiliated customers	—	195	3	4	—	202
Intersegment	1	90	53	—	(144)	—
Total operating revenue	1,386	713	866	4	(144)	2,825
Net income (loss)	85	88	213	(185)	—	201

Three Months ended March 31, 2005
Operating revenue:
External customers	$1,234	$315	$566	$ —	$ —	$2,115
Affiliated customers	--	248	9	4	—	261
Intersegment	16	60	34	—	(110)	—
Total operating revenue	1,250	623	609	4	(110)	2,376
Net income (loss)	104	80	104	(1)	—	287

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Results of Operations (MD&A) discusses the results of operations and general financial condition of Consolidated Natural Gas Company. MD&A should be read in conjunction with the Consolidated Financial Statements. The terms “Company,” “we,” “our” and “us” are used throughout MD&A and, depending on the context of their use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of Consolidated Natural Gas Company’s consolidated subsidiaries or operating segments or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries. We are a wholly-owned subsidiary of Dominion.

Contents of MD&A
The reader will find the following information in this MD&A:
•	Forward-Looking Statements
•	Accounting Matters
•	Results of Operations
•	Segment Results of Operations
•	Credit Risk
•	Other Matters

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include, but are not limited to:
•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•	Extreme weather events, including hurricanes and winter storms, that can cause outages, production delays and property damage to our facilities;
•	State and federal legislative and regulatory developments, including deregulation and changes in environmental and other laws and regulations to which we are subject;
•	Cost of environmental compliance;
•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;
•	Counterparty credit risk;
•	Capital market conditions, including price risk due to marketable securities held as investments in benefit plan trusts;
•	Fluctuations in interest rates;
•	Change in rating agency requirements or credit ratings and the effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;
•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes in our ability to recover investments made under traditional regulation through rates;
•	Receipt of approvals for and timing of closing dates for acquisitions and divestitures;
•	Realization of expected business interruption insurance proceeds and decreased availability of business interruption insurance on commercially reasonable terms; and
•	Political and economic conditions, including the threat of domestic terrorism, inflation and deflation.

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Accounting Matters
Critical Accounting Policies and Estimates
As of March 31, 2006, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for derivative contracts at fair value, goodwill impairment testing, employee benefit plans, regulated operations, gas and oil operations and income taxes.

Other
EITF 04-13
We enter into buy/sell and related agreements primarily as a means to reposition our offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. As discussed in Note 3 to our Consolidated Financial Statements, in September 2005, the FASB ratified the EITF’s consensus on Issue No. 04-13 that will require buy/sell and related agreements with the same counterparty to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. This new guidance is required to be applied to all new arrangements entered into, and modifications or renewals of existing arrangements, beginning April 1, 2006. We adopted EITF 04-13 on April 1, 2006, and as a result a portion of our future activity related to buy/sell arrangements will be presented on a net basis in our Consolidated Statements of Income; however, there will be no impact on our results of operations or cash flows.

Accounting for Pensions and Other Postretirement Benefits
In late 2005, the FASB added a two-phase comprehensive project to its technical agenda to reconsider the accounting for pensions and other postretirement benefits. In March 2006, the FASB issued an Exposure Draft, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), representing the first phase of the project. In this phase, the FASB is proposing to require that entities recognize the current economic over-funded or under-funded status of their defined benefit postretirement plans in their balance sheets effective December 31, 2006, with retrospective application required unless it is deemed impracticable. The FASB’s goal is to issue a final Statement by September 2006. We are currently assessing the impact that this new guidance will have on our results of operations and financial condition, if it is issued as drafted.

CONSOLIDATED NATURAL GAS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Results of Operations
Presented below is a summary of our consolidated results for the quarter ended March 31, 2006 and 2005:

First Quarter	2006	2005	$ Change
(millions)
Net Income	$201	$287	$(86)

Overview
Net income for the first quarter of 2006 decreased 30% to $201 million. Our 2006 results were negatively impacted by tax adjustments and the write-off of certain regulatory assets in connection with the pending sale of two of our wholly-owned regulated gas distribution subsidiaries, The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope), as discussed in Note 5 to our Consolidated Financial Statements. The unfavorable impact of those adjustments was partially offset by a higher contribution from our exploration and production operations attributable to increased gas and oil production, higher realized prices for gas and oil and the impact of favorable price changes on hedges that were de-designated following Hurricanes Katrina and Rita in 2005.

Analysis of Consolidated Operations
Presented below are selected amounts related to our results of operations:

First Quarter	2006	2005	$ Change
(millions)

Operating Revenue	$ 2,825	$ 2,376	$ 449

Operating Expenses
Purchased gas	1,350	1,175	175
Electric fuel and energy purchases	65	72	(7)
Other energy-related commodity purchases	226	89	137
Other operations and maintenance	349	283	66
Depreciation, depletion and amortization	218	166	52
Other taxes	99	90	9

Other income	5	3	2
Interest and related charges	68	52	16
Income tax expense	254	165	89

An analysis of our results of operations for the first quarter of 2006 compared to the first quarter of 2005 follows:

Operating Revenue increased 19% to $2.8 billion, primarily reflecting:
•
A $173 million increase in other energy-related commodity sales resulting from a $138 million increase in sales of purchased oil under buy/sell arrangements by exploration and production operations due to higher oil prices ($48 million) and increased sales volumes ($90 million) and a $27 million increase in sales of extracted products, primarily due to a contractual change for a portion of our gas production processed by third parties. We now take title to and market the natural gas liquids extracted from this gas;

•
A $144 million increase in nonregulated gas sales revenue largely reflecting a $52 million increase from gas aggregation activities, due to higher prices ($135 million), partially offset by lower volumes ($83 million) and a $102 million increase from nonregulated retail energy marketing activities due to higher prices for contract sales. These increases were largely offset by a corresponding increase in Purchased gas expense;

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

•
A $122 million increase in gas and oil production revenue reflecting a $93 million increase in sales of oil production due to higher volumes ($74 million) and increased prices ($19 million) and a $28 million increase in gas production primarily due to higher average realized prices;

•
A $22 million increase in nonregulated electric sales primarily resulting from increased revenue from nonregulated retail energy marketing operations due to higher customer contract sales rates; partially offset by

•	A $42 million decrease in other revenues largely attributable to the absence of business interruption insurance revenue recognized in 2005 associated with Hurricane Ivan.

Operating Expenses and Other Items
Purchased gas expense increased 15% to $1.4 billion, resulting from a $75 million increase related to gas aggregation activities and a $63 million increase from nonregulated retail energy marketing activities both of which are discussed in Operating Revenue. The increase also reflects $31 million in additional costs attributable to regulated gas distribution operations due to higher prices ($122 million) partially offset by lower volumes ($91 million).

Electric fuel and energy purchases expense decreased 10% to $65 million, primarily resulting from lower purchases by our nonregulated retail energy marketing operations due to customer attrition.

Other energy-related commodity purchases expense increased 154% to $226 million, reflecting a $136 million increase in purchases of oil under buy/sell arrangements by exploration and production operations as discussed in Operating Revenue.

Other operations and maintenance expense increased 23% to $349 million, primarily resulting from:
• A $159 million charge from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope;
•	A $27 million increase attributable to higher production and transportation costs related to gas and oil production;
•
A $25 million increase in expenses for regulated gas operations related to low income home energy assistance programs. These expenditures are recovered through rates and do not impact our net income; and

•	A $15 million increase in insurance costs for exploration and production operations due primarily to insurance premium loss adjustments incurred following the 2005 hurricanes; partially offset by
•	A $118 million benefit resulting from favorable price changes in the fair value of certain gas and oil derivatives that were de-designated as hedges following the 2005 hurricanes; and
•
The impact of a $49 million loss recognized in 2005 reflecting the discontinuance of hedge accounting for certain oil derivatives primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges.

Depreciation, depletion and amortization expense (DD&A) increased 31% to $218 million, largely due to the impact of higher exploration and production finding and development costs as well as increased oil production.

Other taxes increased 10% to $99 million, primarily due to higher severance taxes associated with increased commodity prices and higher payroll taxes resulting from incentive-based compensation paid in 2006.

Interest and related charges increased 31% to $68 million primarily due to the impact of additional borrowings from Dominion’s money pool and higher interest rates on those borrowings.

Income tax expense reflects an increase in our effective tax rate to 55.9% due to the recognition of additional taxes associated with the planned sale of Peoples and Hope as discussed in Note 5 to our Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)
Segment Results of Operations
Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by our operating segments to net income for the quarter ended March 31, 2006 and 2005:

First Quarter	2006	2005	$ Change
	(millions)
Delivery	$85	$104	$(19)
Energy	88	80	8
E&P	213	104	109
Primary operating segments	386	288	98

Corporate	(185)	(1)	(184)
Consolidated	$201	$287	$(86)

Delivery
Delivery includes our regulated gas distribution and customer service business, as well as nonregulated retail energy marketing operations and related products and services. Presented below are operating statistics related to our Delivery operations:

First Quarter	2006	2005	% Change
Gas throughput (bcf):
Gas sales	50	63	(21)%
Gas transportation	87	92	(5)
Heating degree days (gas service area) (1)	2,580	3,022	(15)
Gas delivery customer accounts(2):
Gas sales	996	1,071	(7)
Gas transportation	704	635	11
Unregulated retail energy marketing customer accounts(2)	1,199	1,131	6

bcf = billion cubic feet

(1)	Heating degree days are the differences between the average temperature for each day and 65 degrees, when the average temperature is less than 65 degrees.
(2) In thousands, at period end.

Presented below, on an after-tax basis, are the key factors impacting Delivery’s net income contribution:

First Quarter 2006 vs. 2005 Increase (Decrease)

(millions)
Weather	$ (12)
Other margins(1)	(9)
Interest expense	(6)
Nonregulated retail energy marketing operations(2)	6
Other	2
Change in net income contribution	$ (19)

(1)	Reflects reduced customer usage, due in part to sensitivity to rising gas prices.
(2) Largely reflects higher electric and gas margins.

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)
Energy
Energy includes our tariff-based natural gas transmission pipeline and storage businesses and an LNG import and storage facility. It also includes certain natural gas production operations and producer services, which consist of aggregation of gas supply and related wholesale activities. Presented below are operating statistics related to our Energy operations:

First Quarter	2006	2005	% Change
Gas sales (bcf)	50	61	(18)%
Gas transportation (bcf)	234	301	(22)

Presented below, on an after-tax basis, are the key factors impacting Energy’s net income contribution:

First Quarter 2006 vs. 2005 Increase (Decrease)

(millions)
Producer services(1)	$ 14
Gas transmission rate settlement(2)	(9)
Other	3
Change in net income contribution	$8

(1)	Higher gains resulting from the impact of favorable price changes on gas marketing activities associated with certain contractual assets.
(2)	Represents lower natural gas transportation and storage revenues as a result of a rate settlement that went into effect July 1, 2005.

E&P
E&P includes our gas and oil exploration, development and production business. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico. Presented below are operating statistics related to our E&P operations:

First Quarter	2006	2005	% Change
Gas production (bcf)	60.9	60.1	1%
Oil production (million bbls)	5.7	3.5	63
Average realized prices with hedging results
Gas (per mcf) (1)	$5.43	$4.31	26
Oil (per bbl)	38.56	28.48	35
Average realized prices without hedging results
Gas (per mcf) (1)	8.10	6.26	29
Oil (per bbl)	53.90	45.44	19
DD&A (unit of production rate per mcfe)	1.76	1.47	20

bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1)
Excludes $49 million and $67 million of revenue recognized in the first quarter of 2006 and 2005, respectively, under the volumetric production payment (VPP) agreements described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting E&P’s net income contribution:

First Quarter 2006 vs. 2005 Increase (Decrease)

(millions)

Operations and maintenance (1)	$85
Gas and oil—prices	59
Gas and oil—production(2)	50
DD&A	(34)
Business interruption insurance	(28)
Interest expense	(12)
Change in state income tax estimate(3)	(11)
Change in net income contribution	$ 109

(1)
Lower operations and maintenance expenses, primarily reflecting the impact of favorable changes in the fair value of certain gas and oil derivatives that were de-designated as hedges following the 2005 hurricanes, partially offset by increased production costs.

(2)	Represents an increase in oil production primarily resulting from deepwater oil production at the Gulf of Mexico Devils Tower, Triton and Goldfinger projects.
(3)
Reflects increased income tax expense largely due to the effect of a revision to estimated state income tax apportionment percentages on accumulated deferred income taxes during the first quarter of 2006.

Included below are the volumes and weighted average prices associated with economic hedges in place as of March 31, 2006 by applicable time period. Prior cash flow hedges for which hedge accounting was discontinued due to production interruptions caused by Hurricanes Katrina and Rita, and for which amounts were reclassified from AOCI to earnings upon the discontinuance of hedge accounting, are excluded from the following table:

	Natural Gas		Oil
Year	Hedged production (bcf)	Average hedge price (per mcf)	Hedged production (million bbls)	Average hedge price (per bbl)
2006	147.5	$4.64	10.4	$25.05
2007	189.7	5.77	10.0	33.41
2008	106.7	7.78	5.0	49.36

Corporate
Corporate includes our corporate functions, including the activities of CNGI, our power generating facility and other minor subsidiaries. Presented below are the Corporate segment’s after-tax results:

	First Quarter
	2006	2005	Change
(millions)
Specific items attributable to
operating segments	$(106)	$--	$(106)
Other corporate operations	(79)	(1)	(78)
Total net expense	$(185)	$(1)	$(184)

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Specific Items Attributable to Operating Segments
We reported expenses of $106 million in 2006 in the Corporate segment attributable to the Delivery segment, primarily reflecting a $159 million ($94 million after-tax) charge resulting from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope.

Other Corporate Operations
We reported net expenses of $79 million in 2006 associated with other corporate operations as compared to net expenses of $1 million in 2005, primarily reflecting tax adjustments recorded in 2006 associated with the pending sale of Peoples and Hope. We recognized $107 million of deferred tax liabilities in accordance with EITF Issue No. 93-17, as discussed in Note 5 to the Consolidated Financial Statements. The recognition of these liabilities was partially offset by a $25 million tax benefit from the partial reversal of previously recorded valuation allowances on deferred tax assets, representing certain federal and state tax loss carryforwards, since these carryforwards are expected to be utilized to offset capital gain income generated from the sale.

Credit Risk
Our exposure to potential credit risk results primarily from our marketing of natural gas and sales of gas and oil production. Presented below is a summary of our gross credit exposure as of March 31, 2006. We calculate our gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

Gross Credit Exposure
(millions)
Investment grade(1)	$433
Non-investment grade(2)	19
No external ratings:
Internally rated—investment grade(3)	21
Internally rated—non-investment grade(4)	145
Total	$618
________________
(1)   Designations as investment grade are based on minimum credit ratings assigned by Moody’s Investors Service (Moody’s) and Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 23% of the total gross credit exposure.
(2)   The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.
(3)   The five largest counterparty exposures, combined, for this category represented approximately 4% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 4% of the total gross credit exposure.

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS
(Continued)

Other Matters
Future Environmental Regulations
In 1997, the U.S. signed an International Protocol (Protocol) to limit man-made greenhouse emissions under the United Nations Framework Convention on Climate Change. However, the Protocol will not become binding unless approved by the U.S. Senate. Currently, the Bush Administration has indicated that it will not pursue ratification of the Protocol and has set a voluntary goal of reducing the nation’s greenhouse gas emission intensity by 18% over the period 2002-2012. Several legislative proposals that include provisions seeking to impose carbon taxes on fuels or mandatory reductions of greenhouse gas emissions are under consideration in the U.S. Congress. The cost of compliance with the Protocol, taxes, or other mandatory greenhouse gas reduction obligations could be significant. Given the highly uncertain outcome and timing of future action, if any, by the U.S. federal government on this issue, we cannot predict the financial impact of future climate change actions on our operations at this time.

Minimum Service Standards
In January 2006, the Public Utilities Commission of Ohio (Ohio Commission) issued an Order adopting rules establishing minimum service standards for natural gas companies. We estimate that, if implemented as written, these rules would result in increased expenditures in the range of $10 million to $15 million per year. We have filed an application for rehearing along with certain other Ohio gas distribution companies. The Ohio Commission has granted that request.

CONSOLIDATED NATURAL GAS COMPANY
ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with FIN 46R, we have included in our Consolidated Financial Statements a VIE through which we have financed and leased a power generation project. Our Consolidated Balance Sheet as of March 31, 2006 reflects $206 million of net property, plant and equipment and deferred charges and $234 million of related debt attributable to the VIE. As this VIE is owned by unrelated parties, we do not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

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

In March 2006, Peoples and Equitable Resources, Inc. (Equitable) filed a joint petition with the Pennsylvania Public Utility Commission seeking approval of the purchase by Equitable of all of the stock of Peoples and Hope. In April 2006, Hope and Equitable filed a joint petition seeking West Virginia Public Service Commission approval of the purchase by Equitable of all of the stock of Hope.

Dominion Transmission Inc., (DTI) has reached an agreement in principle on a proposed Consent Order and Agreement (COA) with the Pennsylvania Department of Environmental Protection (PADEP) which would supersede a 1990 COA between the parties. The agreement in principle resolves longstanding groundwater contamination issues at several DTI compressor stations in Pennsylvania and includes a penalty of $850,000 to be paid to PADEP and the Pennsylvania Department of Conservation and Natural Resources to resolve alleged violations. Negotiations are ongoing with both agencies to finalize language and payment mechanisms. As of March 31, 2006, DTI has accrued $850,000 for the penalty.

Before being acquired by us, Louis Dreyfus Natural Gas Corp. (Louis Dreyfus) was one of numerous defendants in a lawsuit consolidated and pending in the 93rd Judicial Court in Hidalgo County, Texas. The lawsuit alleged that gas wells and related pipeline facilities operated by Louis Dreyfus and other facilities operated by other defendants caused an underground hydrocarbon plume in McAllen, Texas. In April 2006, we entered into a settlement agreement with the plaintiffs resolving all of their claims against us. We remain subject, however, to a cross-claim and potential indemnity issues with certain of the other defendants that were not a part of the settlement. We do not expect the resolution of these remaining claims to have a material adverse effect on our results of operations or financial condition.

See Other Matters in MD&A for discussion on various regulatory proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which factors should be taken into consideration when reviewing the information contained in this report. With the exception of the risk factors below, which have been modified to take into account a March 2006 downgrade by Moody’s of our credit rating and recent developments relating to business interruption insurance, there have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

Changing rating agency requirements could negatively affect our growth and business strategy. As of May 1, 2006, our senior unsecured debt is rated BBB, stable outlook, by Standard & Poor’s; Baa1, stable outlook, by Moody’s; and BBB+, stable outlook, by Fitch Ratings Ltd. (Fitch). In order to maintain our current credit ratings in light of existing or future requirements, we may find it necessary to take steps or change our business plans in ways that may adversely affect our growth and earnings. A reduction in our credit ratings by Standard & Poor’s, Moody’s or Fitch could increase our borrowing costs and adversely affect operating results and could require us to post additional collateral in connection with some of our marketing activities.

CONSOLIDATED NATURAL GAS COMPANY
PART II. OTHER INFORMATION
(Continued)

ITEM 1A. RISK FACTORS
(Continued)

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

We maintain business interruption insurance for offshore operations associated with our exploration and production business. We have placed our insurers on notice that we have suffered substantial property damage and business interruption loss related to Hurricanes Katrina and Rita. We are aware that during the claim adjusting process, certain underwriters will take positions adverse to coverage for various parts of the claim. A failure to realize the full value of our claims could negatively affect our results of operations. Additionally, the increased level of hurricane activity in the Gulf of Mexico is likely to significantly increase the cost of business interruption insurance, reduce its availability and may make it unavailable on commercially reasonable terms. Inability to insure our offshore Gulf of Mexico operations, or the more limited coverage of alternative options, could adversely affect our results of operations.

CONSOLIDATED NATURAL GAS COMPANY
PART II. OTHER INFORMATION
(Continued)

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

10.1
$3.0 billion Five-Year Credit Agreement dated February 28, 2006 among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent and Barclays Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein. (Exhibit 10.1, Form 8-K filed March 3, 2006, File No. 1-3196, incorporated by reference).

10.2
$1.70 billion Amended and Restated Five-Year Credit Agreement dated February 28, 2006 among Consolidated National Gas Company, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC and KeyBank National Association, as Syndication Agents and SunTrust Bank, The Bank of Nova Scotia and ABN AMRO Bank N.V., as Co-Documentation Agents and other lenders as named therein. (Exhibit 10.2, Form 8-K filed March 3, 2006, File No. 1-3196, incorporated by reference).

10.3
$1.05 billion 364-Day Credit Agreement dated February 28, 2006 among Consolidated Natural Gas Company, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC and KeyBank National Association, as Syndication Agents, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents and other lenders as named therein. (Exhibit 10.3, Form 8-K filed March 3, 2006, File No. 1-3196, incorporated by reference).

12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

CONSOLIDATED NATURAL GAS COMPANY Registrant

May 3, 2006	/s/ Steven A. Rogers
Steven A. Rogers Senior Vice President and Controller (Principal Accounting Officer)