Form 10-Q
period 2006-06-30
CONSOLIDATED NATURAL GAS CO/VA
filed 2006-08-03
CIK 23738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

At June 30, 2006, the latest practicable date for determination, 100 shares of common stock, without par value, of the registrant were outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

CONSOLIDATED NATURAL GAS COMPANY

CONSOLIDATED NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)

Operating Revenue
External customers	$1,442	$1,361	$4,065	$3,476
Affiliated customers	106	216	308	477
Total operating revenue	1,548	1,577	4,373	3,953
Operating Expenses
Purchased gas:
External suppliers	241	385	1,419	1,427
Affiliated suppliers	187	163	359	296
Electric fuel and energy purchases:
External suppliers	27	24	58	51
Affiliated suppliers	29	43	63	88
Other energy-related commodity purchases	186	79	412	168
Other operations and maintenance:
External suppliers	242	174	540	414
Affiliated suppliers	46	44	97	87
Depreciation, depletion and amortization	225	169	443	335
Other taxes	59	60	158	150
Total operating expenses	1,242	1,141	3,549	3,016
Income from operations	306	436	824	937
Other income	11	9	16	12
Interest and related charges:
Interest expense	72	49	136	97
Interest expense - junior subordinated notes payable to affiliated trust	4	4	8	8
Total interest and related charges	76	53	144	105
Income before income taxes	241	392	696	844
Income tax expense	91	141	345	306
Net Income	$ 150	$ 251	$ 351	$ 538

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005(1)
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$ 20	$ 44
Accounts receivable:
Customers (less allowance for doubtful accounts of $15 and $27)	966	1,502
Affiliates	80	214
Other receivables	100	110
Inventories	188	366
Derivative assets	1,671	1,991
Deferred income taxes	322	510
Assets held for sale	1,043	2
Prepayments	54	122
Other	219	567
Total current assets	4,663	5,428
Investments	314	305
Property, Plant and Equipment
Property, plant and equipment	19,339	19,126
Accumulated depreciation, depletion and amortization	(6,782)	(6,780)
Total property, plant and equipment, net	12,557	12,346
Deferred Charges and Other Assets
Goodwill	623	623
Prepaid pension cost	1,140	1,086
Derivative assets	768	1,403
Regulatory assets	117	403
Other	322	308
Total deferred charges and other assets	2,970	3,823
Total assets	$20,504	$21,902

(1) The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS—(Continued)
(Unaudited)

	June 30, 2006	December 31, 2005(1)
(millions)

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$ 734	$ 734
Short-term debt	209	187
Accounts payable	924	1,438
Payables to affiliates	176	151
Affiliated current borrowings	2,208	1,922
Accrued interest, payroll and taxes	198	250
Derivative liabilities	2,836	3,731
Liabilities held for sale	388	--
Other	263	489
Total current liabilities	7,936	8,902
Long-Term Debt
Long-term debt	2,703	2,708
Junior subordinated notes payable to affiliated trust	206	206
Total long-term debt	2,909	2,914
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,538	2,321
Derivative liabilities	1,487	2,706
Regulatory liabilities	126	147
Other	590	621
Total deferred credits and other liabilities	4,741	5,795
Total liabilities	15,586	17,611
Commitments and Contingencies (see Note 13)
Common Shareholder’s Equity
Common stock—no par value, 100 shares authorized and outstanding	1,816	1,816
Other paid-in capital	3,273	3,273
Retained earnings	1,032	971
Accumulated other comprehensive loss	(1,203)	(1,769)
Total common shareholder’s equity	4,918	4,291
Total liabilities and shareholder’s equity	$20,504	$21,902

(1) The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
(millions)

Operating Activities
Net income	$ 351	$ 538
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized derivative gains	(275)	(4)
Depreciation, depletion and amortization	443	335
Deferred income taxes and investment tax credits, net	272	186
Charges related to pending sale of gas distribution subsidiaries	173	--
Other adjustments to net income	(162)	(84)
Changes in:
Accounts receivable	404	29
Affiliated accounts receivables and payable	175	42
Inventories	138	43
Purchased gas costs, net	146	64
Accounts payable	(459)	(184)
Accrued interest, payroll and taxes	(2)	(28)
Margin deposit assets and liabilities	(98)	(240)
Deferred revenues	(88)	(125)
Other operating assets and liabilities	153	30
Net cash provided by operating activities	1,171	602
Investing Activities
Additions to gas and oil properties, including acquisitions	(926)	(753)
Plant construction and other property additions	(203)	(154)
Acquisition of business, net of cash acquired	(91)	--
Proceeds from sales of gas and oil properties	20	86
Other	(13)	(12)
Net cash used in investing activities	(1,213)	(833)
Financing Activities
Issuance of short-term debt	22	--
Issuance of affiliated current borrowings, net	286	699
Repayment of long-term debt	--	(150)
Common dividend payments	(291)	(324)
Other	3	--
Net cash provided by financing activities	20	225
Decrease in cash and cash equivalents	(22)	(6)
Cash and cash equivalents at beginning of period	44	19
Cash and cash equivalents at end of period(1)	$ 22	$ 13

(1)  2006 amount includes $2 million of cash classified as held for sale on the Consolidated Balance Sheet.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Nature of Operations
Consolidated Natural Gas Company (the Company), is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). Our subsidiaries operate in all phases of the natural gas business, explore for and produce gas and oil and provide a variety of energy marketing services. Our regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and our nonregulated retail energy marketing businesses serve approximately 1.4 million residential and commercial gas and electric customer accounts in the Northeast, Mid-Atlantic and Midwest regions of the United States. We operate an interstate gas transmission pipeline system, underground natural gas storage system and gathering and extraction facilities in the Northeast, Midwest and Mid-Atlantic states and a liquefied natural gas (LNG) import and storage facility in Maryland. Our producer services operations involve the aggregation of natural gas supply and related wholesale activities. Our exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

We manage our daily operations through three primary operating segments: Delivery, Energy and Exploration & Production (E&P). In addition, we report our corporate and other functions as a segment. Our assets remain wholly owned by us and our legal subsidiaries.

The terms “Company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of Consolidated Natural Gas Company’s consolidated subsidiaries or operating segments or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries.

Note 2.  Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

In our opinion, our accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals necessary to present fairly our financial position as of June 30, 2006, our results of operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005.

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

Our accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, our accounts and those of our majority-owned subsidiaries and those variable interest entities (VIEs) where we have been determined to be the primary beneficiary.

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

Certain amounts in our 2005 Consolidated Financial Statements and Notes have been reclassified to conform to the 2006 presentation.

Note 3.  Recently Adopted Accounting Standards
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

In September 2005, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force’s (EITF) consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that requires buy/sell and related agreements to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. We adopted the provisions of EITF 04-13 on April 1, 2006 for new arrangements entered into, and modifications or renewals of existing arrangements after that date. As a result, a portion of our activity related to buy/sell arrangements is presented on a net basis in our Consolidated Statement of Income for the three months ended June 30, 2006; however, there was no impact on our results of operations or cash flows. Pursuant to the transition provisions of EITF 04-13, activity related to buy/sell arrangements that were entered into prior to April 1, 2006 and have not been modified or renewed after that date continue to be reported on a gross basis and are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Sale activity included in operating revenue	$191	$83	$422	$176

Purchase activity included in operating expenses(1)	185	79	409	168

(1) Included in other energy-related commodity purchases expense.

Note 4.  Recently Issued Accounting Standards
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

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

June 30, 2006
(millions)

ASSETS
Current Assets
Cash	$ 2
Customer accounts receivable, net	127
Unrecovered gas costs	30
Other	66
Total current assets	225

Investments	2

Property, Plant and Equipment
Property, plant and equipment	1,089
Accumulated depreciation, depletion and amortization	(377)
Total property, plant and equipment, net	712

Deferred Charges and Other Assets
Regulatory assets	101
Other	2
Total deferred charges and other assets	103

Assets held for sale	$1,042

LIABILITIES
Current Liabilities
Accounts payable	$ 46
Payables to affiliates	20
Deferred income taxes	14
Other	92
Total current liabilities	172

Deferred Credits and Other Liabilities
Asset retirement obligations	33
Deferred income taxes	164
Regulatory liabilities	10
Other	9
Total deferred credits and other liabilities	216

Liabilities held for sale	$ 388

The following table presents selected information regarding the results of operations of Peoples and Hope:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)

Operating Revenue	$92	$96	$449	$412

Income (loss) before income taxes	--	1	(128)	46

For the six months ended June 30, 2006, we recognized a $162 million ($98 million after-tax) charge, recorded in other operations and maintenance expense in our Consolidated Statement of Income, resulting from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope, since the recovery of those assets is no longer probable. We also established $95 million of deferred tax liabilities on our Consolidated Balance Sheet in accordance with EITF Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation. EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of a parent’s investment in a subsidiary be recognized when it is apparent that this difference will reverse in the foreseeable future. We recorded an adjustment since the financial reporting basis of our investment in Peoples and Hope exceeds our tax basis. This difference and related deferred taxes will reverse and will partially offset current tax expense recognized upon closing of the sale.

EITF Issue No. 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, provides that the results of operations of a component of an entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. While we do not expect to have significant continuing involvement with Peoples or Hope after their disposal, we do expect to have continuing cash flows related primarily to our sale to them of natural gas production from our E&P operations as well as natural gas transportation and storage services provided to them by our transmission operations. Due to these expected significant continuing cash flows, the results of Peoples and Hope have not been reported as discontinued operations in our Consolidated Statements of Income. We will continue to assess the level of our involvement and continuing cash flows with Peoples and Hope for one year after the date of sale in accordance with EITF 03-13, and if circumstances change, we may be required to reclassify the results of Peoples and Hope as discontinued operations in our Consolidated Statements of Income.

Note 6.  Operating Revenue
Our operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)

Gas sales:
Regulated	$175	$217	$975	$995
Nonregulated:
External customers	256	239	874	654
Affiliated customers	100	206	293	458
Nonregulated electric sales	78	77	177	154
Other energy-related commodity sales	279	134	596	278
Gas transportation and storage	203	189	491	469
Gas and oil production	428	355	906	711
Other	29	160	61	234
Total operating revenue	$1,548	$1,577	$4,373	$3,953

Note 7.     Income Taxes
The statutory U.S. federal income tax rate reconciles to our effective income tax rate as follows:

	Six Months Ended June 30,
	2006	2005

U.S. statutory rate	35.0%	35.0%

Increases (decreases) resulting from:
Amortization of investment tax credits	(0.1)	--
Employee pension and other benefits	(0.6)	(0.7)
State taxes, net of federal benefit	3.6	2.1
Changes in valuation allowances	(3.4)	--
Recognition of deferred taxes - stock of subsidiaries held for sale	13.7	--
Other, net	1.3	(0.2)
Effective tax rate	49.5%	36.2%

Our effective tax rate for the six months ended June 30, 2006 reflects the recognition of $95 million of additional deferred income taxes related to the excess of our financial reporting basis over the tax basis in the stock of Peoples and Hope in accordance with EITF 93-17, as discussed in Note 5. In addition, we reduced previously recorded valuation allowances on deferred tax assets that arose from federal and state tax loss carryforwards, since a portion of these carryforwards are expected to be utilized to offset capital gain income generated from the pending sale of Peoples and Hope.

Note 8.  Comprehensive Income
The following table presents total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)

Net income	$150	$251	$351	$538
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivative cash flow hedges, net of taxes and amounts reclassified to earnings	210(1)	(13)	566(1)	(675)(2)
Total comprehensive income (loss)	$360	$238	$917	$(137)

(1) Primarily due to the settlement of certain commodity derivative contracts and favorable changes in fair value resulting from a decrease in gas prices.
(2) Primarily due to unfavorable changes in the fair value of certain commodity derivatives resulting from an increase in commodity prices.

Note 9.  Hedge Accounting Activities
We are exposed to the impact of market fluctuations in the price of natural gas, extracted products, electricity and oil as well as the interest rate risks of our business operations. We use derivative instruments to manage our exposure to these risks and designate certain derivative instruments as fair value or cash flow hedges for accounting purposes as allowed by Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Selected information about our hedge accounting activities follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$ (1)	$ --	$ (2)	$ 1
Cash flow hedges(1)	4	(7)	20	(12)
Net ineffectiveness	$ 3	$ (7)	$ 18	$(11)

(1)
Represents hedge ineffectiveness, primarily due to changes in the fair value differential between the delivery location and commodity specifications of derivatives held by our E&P operations and the delivery location and commodity specifications of CNG’s forecasted gas and oil sales.

Gains and losses on hedging instruments that were excluded from the measurement of effectiveness and included in net income for the three and six months ended June 30, 2006 and 2005 were not material.

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, we discontinued hedge accounting for certain cash flow hedges in March 2005 since it became probable that the forecasted sales of oil would not occur. The discontinuance of hedge accounting for these contracts resulted in the reclassification of $30 million ($19 million after-tax) of losses from AOCI to earnings in March 2005.

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheet at June 30, 2006:

	AOCI After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)

Commodities:
Gas	$ (641)	$(415)	57 months
Oil	(553)	(343)	30 months
Electricity	(3)	(3)	6 months
Other	(6)	(6)	4 months
Interest Rate	(1)	--	101 months
Total	$(1,204)	$(767)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the anticipated amounts presented above as a result of changes in market prices and interest rates.

Note 10.  Ceiling Test
We follow the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves assuming period-end hedge-adjusted prices. Approximately 11% of our anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of June 30, 2006.

Note 11.  Variable Interest Entities
In accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R), we consolidate a variable interest lessor entity through which we have financed and leased the Armstrong generation facility. The Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 reflect net property, plant and equipment of $204 million and $207 million, respectively, and $234 million of debt related to this entity. The debt is nonrecourse to us and is secured by the entity’s property, plant and equipment. The lease under which we operate the power generation facility terminates in November 2006. We intend to purchase the facility under the terms of the lease agreement on or before the end of the lease term from the lessor entity who will use the proceeds to repay the related debt.

Note 12.  Significant Financing Transactions
Joint Credit Facilities
We use short-term debt, primarily commercial paper, to fund working capital requirements and as a bridge to long-term debt financing. The level of our borrowings may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, we utilize cash and letters of credit to fund collateral requirements under our commodities hedging program. Collateral requirements are impacted by commodity prices, hedging levels and the credit quality of our companies and their counterparties. In February 2006, we entered into a $3.0 billion five-year revolving credit facility with Dominion and Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion. The credit facility is scheduled to terminate in February 2011. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and us and for other general corporate purposes. This credit facility can also be used to support up to $1.5 billion of letters of credit.

At June 30, 2006, total outstanding commercial paper supported by the joint credit facility was $998 million, of which our borrowings were $209 million. At June 30, 2006, total outstanding letters of credit supported by the joint credit facility were $653 million, none of which were issued on our behalf.

At June 30, 2006, capacity available under the joint credit facility was $1.3 billion.

Other Credit Facilities
In February 2006, we entered into a $1.70 billion five-year revolving credit facility, which is scheduled to terminate in August 2010. Also in February 2006, we entered into a $1.05 billion 364-day credit facility, which is scheduled to terminate in February 2007. These credit facilities are being used to support our issuance of commercial paper and letters of credit to provide collateral required by counterparties on derivative contracts used in our risk management strategies for our gas and oil production. At June 30, 2006, outstanding letters of credit under these facilities totaled $1.0 billion and capacity available under the facilities totaled $1.7 billion.

In addition to the facilities above, we have also entered into several bilateral credit facilities in order to provide collateral required on derivative contracts used in our risk management strategies for gas and oil production operations. At June 30, 2006, we had the following letter of credit facilities:

Facility Limit	Outstanding Letters of Credit	Facility Capacity Remaining	Facility Inception Date	Facility Maturity Date
(millions)
$100	$100	$---	June 2004	June 2007
100	5	95	August 2004	August 2009
200(1)	---	200	December 2005	December 2010
$400	$105	$295

(1) This facility can also be used to support commercial paper borrowings.

Note 13.  Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 19 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, or Note 13 to the Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, nor have any significant new matters arisen during the three months ended June 30, 2006.

Insurance for E&P Operations
In the past, we have maintained business interruption, property damage and other insurance for our E&P operations. However, the recent increased level of hurricane activity in the Gulf of Mexico has led our insurers to terminate certain coverages for our E&P operations; specifically, our Operator’s Extra Expense (OEE), offshore property damage and offshore business interruption coverage has been terminated. All onshore property coverage (with the exception of OEE) and liability coverage commensurate with past coverage remain in place for our E&P operations under our current policy. Efforts to replace the terminated insurance for our E&P operations with similar traditional insurance on commercially reasonable terms have been unsuccessful. This lack of insurance could adversely affect our results of operations.

In 2005, Hurricanes Katrina and Rita struck the Gulf of Mexico, causing interruptions to expected gas and oil production and damage to certain facilities in and along the Gulf of Mexico. We have reached an agreement in principle on our insurance claims for Katrina and Rita and expect to receive proceeds in excess of $300 million in the third quarter of 2006.

Guarantees
In 2005, we, along with two other gas and oil exploration and production companies, entered into a four-year drilling contract related to a new, ultra-deepwater drilling rig that is expected to be delivered in mid-2008. The contract has a four-year primary term, plus four one-year extension options. Our minimum commitment under the agreement is for approximately $99 million over the four-year term; however, we are also jointly and severally liable for up to $394 million to the contractor if the other parties fail to pay the contractor for their obligations under the primary term of the agreement, which we view as highly unlikely. We have not recognized any significant liabilities related to this guarantee arrangement.

We also enter into guarantee arrangements on behalf of our consolidated subsidiaries primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of our consolidated subsidiaries, that liability is included in our Consolidated Financial Statements. We are not required to recognize liabilities for guarantees issued on behalf of our subsidiaries unless it becomes probable that we will have to perform under the guarantees. No such liabilities have been recognized as of June 30, 2006. We believe it is unlikely that we would be required to perform or otherwise incur any losses associated with guarantees of our subsidiaries’ obligations. At June 30, 2006, we had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$ 201	$ 201
Offshore drilling commitments(3)	---	493
Commodity transactions(4)	1,111	536
Other	347	249
Total subsidiary obligations	$1,659	$1,479

(1)
Represents the estimated portion of the guarantees’ stated limit that is utilized as of June 30, 2006 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by our subsidiaries, the value includes the recorded amount.

(2)	Guarantees of debt of Dominion Oklahoma Texas Exploration and Production Inc. (DOTEPI). In the event of default by this subsidiary, we would be obligated to repay such amounts.
(3)
Performance and payment guarantees related to an offshore day work drilling contract, rig share agreements and related services for certain subsidiaries. There are no stated limits for these guarantees.

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

Surety Bonds and Letters of Credit
As of June 30, 2006, we had also purchased $44 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $1.1 billion. We enter into these arrangements to facilitate commercial transactions by our subsidiaries with third parties.

Note 14.  Credit Risk
We sell natural gas and provide distribution services to residential, commercial and industrial customers and provide transmission services to utilities and other energy companies. In addition, we enter into contracts with various companies in the energy industry for purchases and sales of energy-related commodities and extracted products, including natural gas and oil. Except for our gas and oil exploration and production business activities, these transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States. We do not believe that this geographic concentration contributes significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers.

Our exposure to potential credit risk results primarily from our sales of gas and oil production and energy marketing, including our hedging activities. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At June 30, 2006, our gross credit exposure totaled $551 million. After the application of collateral, our credit exposure is reduced to $529 million. Of this amount, investment grade counterparties represented 72% and no single counterparty exceeded 11%.

Note 15.    Related Party Transactions
We engage in related party transactions primarily with affiliates (Dominion subsidiaries). Our accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. We are included in Dominion’s consolidated federal income tax return and participate in certain Dominion benefit plans. A discussion of significant related party transactions follows:

Transactions with Affiliates
We transact with affiliates for certain quantities of natural gas, electricity and other commodities at market prices in the ordinary course of business. We also enter into certain commodity derivative contracts with affiliates. We use these contracts, which are principally comprised of commodity swaps and options, to manage commodity price risks primarily associated with the purchases and sales of natural gas. We designate the majority of these contracts as cash flow or fair value hedges for accounting purposes.

Presented below are significant affiliated transactions, including net realized gains and losses on affiliated commodity derivative contracts, recorded in operating revenue and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)

Sales of natural gas	$100	$206	$293	$458
Gas transportation and storage services provided	4	3	9	9
Sales of electricity	4	7	8	9
Loss on other energy-related commodity contracts	3	--	3	--
Purchases of natural gas	187	163	359	296
Purchases of electric fuel and energy	29	43	63	88

At June 30, 2006 and December 31, 2005, our Consolidated Balance Sheets include derivative assets with affiliates of $215 million and $431 million, respectively, and derivative liabilities with affiliates of $124 million and $120 million, respectively. Unrealized gains or losses, representing the effective portion of the changes in fair value of those derivative contracts that have been designated as cash flow hedges, are included in AOCI on our Consolidated Balance Sheets.

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to us, which totaled $52 million and $45 million in the three months ended June 30, 2006 and 2005, respectively, and $101 million and $90 million for the six months ended June 30, 2006 and 2005, respectively. We provide certain services to other affiliates, including technical services to other Dominion subsidiaries, which totaled $2 million in the three months ended June 30, 2006 and 2005, and $6 million and $3 million for the six months ended June 30, 2006 and 2005, respectively. Other affiliated operating revenue was $1 million in the second quarter of 2006.

Transactions with Dominion
We have borrowed funds from Dominion under short-term borrowing arrangements. At June 30, 2006 and December 31, 2005, our outstanding borrowings, net of repayments, under the Dominion money pool totaled $2.2 billion and $1.9 billion, respectively. The short-term demand note borrowings were $1 million at June 30, 2006. There were no short-term demand note borrowings at December 31, 2005. Net interest charges incurred by us related to these borrowings were $30 million and $12 million in the three months ended June 30, 2006 and 2005, respectively, and $56 million and $20 million for the six months ended June 30, 2006 and 2005, respectively.

Note 16.  Employee Benefit Plans
The following table illustrates the components of the provision for net periodic benefit cost for our pension and other postretirement benefit plans for employees represented by collective bargaining units:

	Pension Benefits		Other Postretirement Benefits
(millions)	2006	2005	2006	2005
Three Months Ended June 30,
Service cost	$ 3	$ 3	$ 3	$ 3
Interest cost	8	7	6	6
Expected return on plan assets	(27)	(25)	(4)	(4)
Amortization of transition obligation	-	-	1	2
Amortization of prior service cost	-	1	-	-
Amortization of net loss	-	-	2	2
Net periodic benefit cost (credit)	$(16)	$(14)	$8	$9
Company’s net periodic benefit cost (credit)(2)	$(27)	$(26)	$11	$12

Six Months Ended June 30,
Service cost	$ 6	$ 6	$ 7	$ 7
Interest cost	16	15	13	12
Expected return on plan assets	(53)	(51)	(9)	(8)
Curtailment loss(1)	-	-	3	-
Amortization of transition obligation	-	-	2	3
Amortization of prior service cost (credit)	-	1	(1)	-
Amortization of net loss	-	-	5	3
Net periodic benefit cost (credit)	$(31)	$(29)	$20	$17
Company’s net periodic benefit cost (credit)(2)	$(54)	$(51)	$30	$24

(1)	Relates to the pending sale of Peoples and Hope discussed in Note 5.
(2)	Amounts represent all benefit plans in which we participate, including benefit plans covering multiple Dominion subsidiaries.

Employer Contributions
We made no contributions to our defined benefit pension plans or other postretirement benefit plans during the first six months of 2006. We expect to contribute at least $35 million to our other postretirement benefit plans during the remainder of 2006. Under our funding policies, we evaluate pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from our actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2006 will be determined at that time.

Note 17.  Condensed Consolidating Financial Information
We have fully and unconditionally guaranteed $200 million of senior notes issued by our wholly-owned subsidiary, DOTEPI. The senior notes mature in December 2007. In the event of a default by this subsidiary, we would be obligated to repay such amounts. Condensed consolidating financial information for the Company, DOTEPI and our other subsidiaries are presented below:

Condensed Consolidating Statement of Income Information

Three Months Ended June 30, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Operating revenue	$ --	$191	$1,501	$(144)	$1,548
Operating expense	2	122	1,259	(141)	1,242
Income (loss) from operations	(2)	69	242	(3)	306
Other income	61	--	16	(66)	11
Interest and related charges	54	22	65	(65)	76
Income before income taxes	5	47	193	(4)	241
Income tax expense (benefit)	(10)	27	73	1	91
Equity in earnings of subsidiaries	135	--	--	(135)	--
Net income	$150	$ 20	$ 120	$(140)	$ 150

Six Months Ended June 30, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Operating revenue	$ --	$372	$4,316	$(315)	$4,373
Operating expense	3	258	3,586	(298)	3,549
Income (loss) from operations	(3)	114	730	(17)	824
Other income	121	--	21	(126)	16
Interest and related charges	107	36	127	(126)	144
Income before income taxes	11	78	624	(17)	696
Income tax expense	99	43	208	(5)	345
Equity in earnings of subsidiaries	439	--	--	(439)	--
Net income	$351	$ 35	$ 416	$(451)	$ 351

Three Months Ended June 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Operating revenue	$ -	$186	$1,508	$(117)	$1,577
Operating expense	1	101	1,150	(111)	1,141
Income (loss) from operations	(1)	85	358	(6)	436
Other income	50	-	11	(52)	9
Interest and related charges	48	16	40	(51)	53
Income before income taxes	1	69	329	(7)	392
Income tax expense	-	23	120	(2)	141
Equity in earnings of subsidiaries	250	-	-	(250)	-
Net income	$251	$ 46	$ 209	$(255)	$ 251

Six Months Ended June 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Operating revenue	$ -	$362	$3,842	$(251)	$3,953
Operating expense	1	203	3,055	(243)	3,016
Income (loss) from operations	(1)	159	787	(8)	937
Other income	99	-	14	(101)	12
Interest and related charges	100	31	75	(101)	105
Income (loss) before income taxes	(2)	128	726	(8)	844
Income tax expense (benefit)	(2)	43	268	(3)	306
Equity in earnings of subsidiaries	538	-	-	(538)	-
Net income	$538	$ 85	$ 458	$(543)	$ 538

Condensed Consolidating Balance Sheet Information

At June 30, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Assets
Current assets	$2,041	$ 430	$ 4,430	$(2,238)	$ 4,663
Investment in affiliates	4,411	--	153	(4,350)	214
Loans to affiliates	2,188	--	--	(2,188)	--
Property, plant and equipment, net	--	4,494	8,888	(825)	12,557
Deferred charges and other assets	217	561	2,655	(363)	3,070
Total assets	$8,857	$5,485	$16,126	$(9,964)	$20,504

Liabilities & Shareholder’s Equity
Current liabilities	$1,124	$2,663	$ 8,067	$(3,918)	$ 7,936
Long-term debt	2,505	198	--	--	2,703
Notes payable to affiliates	206	--	1,099	(1,099)	206
Deferred credits and other liabilities	104	1,204	3,972	(539)	4,741
Common shareholder’s equity	4,918	1,420	2,988	(4,408)	4,918
Total liabilities and shareholder’s equity	$8,857	$5,485	$16,126	$(9,964)	$20,504

At December 31, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Assets
Current assets	$2,019	$ 539	$6,529	$(3,659)	$5,428
Investment in affiliates	3,697	--	147	(3,634)	210
Loans to affiliates	2,188	--	--	(2,188)	--
Property, plant and equipment, net	--	4,079	8,370	(103)	12,346
Deferred charges and other assets	373	555	3,621	(631)	3,918
Total assets	$8,277	$5,173	$18,667	$(10,215)	$21,902

Liabilities & Shareholder’s Equity
Current liabilities	$ 1,026	$2,646	$ 9,976	$ (4,746)	$ 8,902
Long-term debt	2,508	200	--	--	2,708
Notes payable to affiliates	206	--	1,099	(1,099)	206
Deferred credits and other liabilities	246	1,231	5,004	(686)	5,795
Common shareholder’s equity	4,291	1,096	2,588	(3,684)	4,291
Total liabilities and shareholder’s equity	$8,277	$5,173	$18,667	$(10,215)	$21,902

Condensed Consolidating Statement of Cash Flow Information

Six Months Ended June 30, 2006	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Net cash provided by (used in) operating activities	$295	$ (92)	$1,256	$(288)	$1,171
Net cash used in investing activities	(30)	(492)	(815)	124	(1,213)
Net cash provided by (used in) financing activities	(265)	580	(459)	164	20

Six Months Ended June 30, 2005	CNG (Parent Company)	DOTEPI	Other Subsidiaries	Adjustments & Eliminations	Consolidated
(millions)

Net cash provided by operating activities	$331	$ 67	$593	$(389)	$602
Net cash provided by (used in) investing activities	144	(272)	(577)	(128)	(833)
Net cash provided by (used in) financing activities	(474)	201	(18)	516	225

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

Energy includes our tariff-based natural gas transmission pipeline and underground natural gas storage businesses and an LNG facility which are subject to cost-of-service rate regulation and accordingly, apply SFAS No. 71. It also includes gathering and extraction facilities, certain natural gas production operations and producer services, which consist of aggregation of gas supply and related wholesale activities.

E&P includes our gas and oil exploration, development and production operations. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico.

Corporate  includes our corporate functions, including the activities of CNG International (CNGI), our power generating facility and other minor subsidiaries. In addition, the contribution to net income by our primary operating segments is determined based on a measure of profit that executive management believes represents our segments’ core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment’s performance or allocating resources among the segments and are instead reported in the Corporate segment. In the six months ended June 30, 2006, we reported net expenses of $115 million in the Corporate segment attributable to our operating segments. The net expenses in 2006 primarily relate to a $162 million ($98 million after-tax) charge resulting from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope, attributable to the Delivery segment.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.

The following table presents segment information pertaining to our operations:

	Delivery	Energy	E&P	Corporate	Adjustments & Eliminations	Consolidated Total
(millions)

Three Months ended June 30, 2006
Operating revenue:
External customers	$452	$282	$708	$ --	$ --	$1,442
Affiliated customers	--	99	2	5	--	106
Intersegment	1	65	42	--	(108)	--
Total operating revenue	453	446	752	5	(108)	1,548
Net income	15	52	82	1	--	150

Three Months ended June 30, 2005
Operating revenue:
External customers	$437	$266	$658	$ --	$ --	$1,361
Affiliated customers	--	209	2	5	--	216
Intersegment	7	55	38	--	(100)	--
Total operating revenue	444	530	698	5	(100)	1,577
Net income	17	49	185	--	--	251

Six Months Ended June 30, 2006
Operating revenue:
External customers	$1,837	$710	$1,518	$ --	$ --	$4,065
Affiliated customers	--	294	5	9	--	308
Intersegment	2	155	95	--	(252)	--
Total operating revenue	1,839	1,159	1,618	9	(252)	4,373
Net income (loss)	100	140	295	(184)	--	351

Six Months Ended June 30, 2005
Operating revenue:
External customers	$1,671	$582	$1,223	$ --	$ --	$3,476
Affiliated customers	--	456	11	10	--	477
Intersegment	23	115	72	--	(210)	--
Total operating revenue	1,694	1,153	1,306	10	(210)	3,953
Net income	120	129	289	--	--	538

CONSOLIDATED NATURAL GAS COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Results of Operations (MD&A) discusses the results of operations and general financial condition of Consolidated Natural Gas Company. MD&A should be read in conjunction with the Consolidated Financial Statements. The terms “Company,” “we,” “our” and “us”are used throughout MD&A and, depending on the context of their use, may represent any of the following: the legal entity, Consolidated Natural Gas Company, one of Consolidated Natural Gas Company’s consolidated subsidiaries or operating segments or the entirety of Consolidated Natural Gas Company and its consolidated subsidiaries. We are a wholly-owned subsidiary of Dominion.

Contents of MD&A
Our MD&A consists of the following information:
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
• Political and economic conditions, including the threat of domestic terrorism, inflation and deflation; and
• Additional risk exposure associated with the termination of business interruption, offshore property damage and other insurance related to our E&P operations and our inability to place such insurance on commercially reasonable terms.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Accounting Matters
Critical Accounting Policies and Estimates
As of June 30, 2006, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for derivative contracts at fair value, goodwill impairment testing, employee benefit plans, regulated operations, gas and oil operations and income taxes.

Other
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

Accounting for Pensions and Other Postretirement Benefits
In late 2005, the FASB added a two-phase comprehensive project to its technical agenda to reconsider the accounting for pensions and other postretirement benefits. In March 2006, the FASB issued an Exposure Draft, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), representing the first phase of the project. In this phase, the FASB is proposing to require that entities recognize the current economic over-funded or under-funded status of their defined benefit postretirement plans in their balance sheets effective December 31, 2006. The FASB’s goal is to issue a final Statement by September 2006. We are following the FASB’s deliberations and are assessing the impact that this new guidance will have on our results of operations and financial condition.

Results of Operations
Presented below is a summary of our consolidated results for the second quarter and year-to-date periods ended June 30, 2006 and 2005:

	2006	2005	$ Change
Second Quarter
Net income (millions)	$150	$251	$(101)
Year-To-Date
Net income (millions)	$351	$538	$(187)

Overview
Second Quarter 2006 vs. 2005
Net income decreased 40% to $150 million. This decrease reflects a lower contribution from our E&P operations due to the absence of Hurricane Ivan business interruption insurance proceeds received in 2005 and higher operating expenses, partially offset by an increase in gas and oil production.

Year-To-Date 2006 vs. 2005
Net income decreased 35% to $351 million. Unfavorable drivers include charges associated with the pending sale of Peoples and Hope and the absence of Hurricane Ivan business interruption insurance proceeds received in 2005. Favorable drivers include an increase in production and realized prices for gas and oil.

Analysis of Consolidated Operations
Presented below are selected amounts related to our results of operations:

	Second Quarter			Year-To-Date
	2006	2005	$ Change	2006	2005	$ Change
(millions)
Operating Revenue	$1,548	$1,577	$(29)	$4,373	$3,953	$420
Operating Expenses:
Purchased gas	428	548	(120)	1,778	1,723	55
Electric fuel and energy purchases	56	67	(11)	121	139	(18)
Other energy-related commodity purchases	186	79	107	412	168	244
Other operations and maintenance	288	218	70	637	501	136
Depreciation, depletion and amortization	225	169	56	443	335	108
Other taxes	59	60	(1)	158	150	8
Other income	11	9	2	16	12	4
Interest and related charges	76	53	23	144	105	39
Income tax expense	91	141	(50)	345	306	39

An analysis of our results of operations for the second quarter and the year-to-date periods of 2006 compared to the second quarter and the year-to-date periods of 2005 follows:

Second Quarter 2006 vs. 2005
Operating Revenue decreased 2% to $1.5 billion, primarily reflecting:
•	The absence of $135 million of Hurricane Ivan business interruption insurance proceeds received in 2005;
•	A $112 million decrease from gas aggregation activities primarily due to lower volumes;
•
A $42 million decrease from regulated gas distribution operations due to the loss of customers related to Energy Choice programs ($35 million) and a decline associated with milder weather and changes in customer usage and other factors ($27 million), partially offset by the recovery of higher gas prices ($20 million); and

•	A $21 million decrease in revenue from sales of gas purchased by E&P operations to facilitate gas transportation and other contracts; partially offset by
•	A $108 million increase in sales of purchased oil under buy/sell arrangements by E&P operations due to higher oil prices ($47 million) and increased sales volumes ($61 million);
•	A $73 million increase in sales of oil production due to higher volumes ($64 million) and increased prices ($9 million);
•	A $44 million increase in gas sales by nonregulated retail energy marketing activities primarily due to higher volumes; and
•
A $37 million increase in sales of extracted products, primarily due to increased prices and a contractual change for a portion of our gas production processed by third parties. We now take title to and market the extracted products from this gas.

Operating Expenses and Other Items
Purchased gas expense decreased 22% to $428 million, resulting from an $82 million decrease associated with gas aggregation activities, a $32 million decrease attributable to regulated gas distribution operations and a $24 million decrease related to E&P operations, partially offset by a $33 million increase from nonregulated retail energy marketing activities, all of which are discussed in Operating Revenue.

Electric fuel and energy purchases expense decreased 16% to $56 million, primarily resulting from a decrease in purchases by our nonregulated retail energy marketing operations due to customer attrition and lower prices.

Other energy-related commodity purchases expense increased 135% to $186 million, reflecting a $105 million increase in purchases of oil under buy/sell arrangements by E&P operations as discussed in Operating Revenue.

Other operations and maintenance expense increased 32% to $288 million, primarily reflecting the following:
•	A $26 million increase attributable to higher production handling, transportation and operating costs related to E&P operations;
•	An $11 million increase in insurance costs for E&P operations due primarily to higher insurance premiums incurred following the 2005 hurricanes;
•	A $10 million increase resulting from higher wages and incentive-based compensation;
•
A $10 million increase in bad debt expense primarily reflecting expenses for regulated gas operations related to low income home energy assistance programs. These expenditures are recovered through rates and do not impact our net income;

•	$6 million of incremental expenses associated with Hurricanes Katrina and Rita;
•	A $5 million increase related to accounting, legal and certain administrative and technical services provided by Dominion Services; and
•	A $3 million charge from the write-off of certain assets related to the pending sale of Peoples and Hope; partially offset by
•	A $20 million benefit resulting from favorable price changes in the fair value of certain gas and oil derivatives de-designated as cash flow hedges following the 2005 hurricanes.

Depreciation, depletion and amortization expense (DD&A) increased 33% to $225 million, largely due to the impact of higher E&P finding and development costs, as well as increased gas and oil production.

Interest and related charges increased 43% to $76 million, primarily due to the impact of additional borrowings from Dominion’s money pool and higher interest rates on those borrowings.

Year-To-Date 2006 vs. 2005
Operating Revenue increased 11% to $4.4 billion, primarily reflecting:
•	A $246 million increase in sales of purchased oil under buy/sell arrangements by E&P operations due to higher oil prices ($95 million) and increased sales volumes ($151 million);
•	A $195 million increase in sales of gas and oil production due to higher volumes ($156 million) and increased prices ($39 million);
•	A $146 million increase in gas sales by nonregulated retail energy marketing activities, reflecting higher prices ($80 million) and increased volumes ($66 million); and
•
A $72 million increase in sales of extracted products, primarily due to increased prices and a contractual change for a portion of our gas production processed by third parties. We now take title to and market the extracted products from this gas; partially offset by

•	The absence of $179 million of Hurricane Ivan business interruption insurance proceeds received in 2005;
•	A $59 million decrease in gas aggregation activities, due to lower volumes ($213 million) partially offset by higher prices ($154 million); and
•	A $28 million decrease in revenue from sales of gas purchased by E&P operations to facilitate gas transportation and other contracts.

Operating Expenses and Other Items
Purchased gas expense increased 3% to $1.8 billion, resulting from a $95 million increase associated with nonregulated retail energy marketing activities, partially offset by an $8 million decrease related to gas aggregation activities and a $29 million decrease related to E&P operations, all of which are discussed in Operating Revenue.

Electric fuel and energy purchases expense decreased 13% to $121 million, primarily resulting from a decrease in purchases by our nonregulated retail energy marketing operations due to customer attrition and lower prices.

Other energy-related commodity purchases expense increased 145% to $412 million, reflecting a $241 million increase in purchases of oil under buy/sell arrangements by E&P operations as discussed in Operating Revenue.

Other operations and maintenance expense increased 27% to $637 million, reflecting the following:
•	A $162 million charge from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope;
•	A $53 million increase attributable to higher production handling, transportation and operating costs related to E&P operations;
•	A $33 million increase in expenses for regulated gas operations related to low income home energy assistance programs. These expenditures are recovered through rates and do not impact our net income;
•	A $26 million increase in insurance costs for E&P operations due primarily to higher insurance premiums incurred following the 2005 hurricanes;
•	A $12 million increase resulting from higher wages, benefits and incentive-based compensation; and
•	A $6 million curtailment loss associated with the pending sale of Peoples and Hope; partially offset by
•	A $138 million benefit resulting from favorable price changes in the fair value of certain gas and oil derivatives that were de-designated as hedges following the 2005 hurricanes.

Depreciation, depletion and amortization expense increased 32% to $443 million, largely due to the impact of higher E&P finding and development costs, as well as increased gas and oil production.

Other taxes increased 5% to $158 million, primarily due to higher severance taxes associated with higher commodity prices.

Interest and related charges increased 37% to $144 million, primarily due to the impact of additional borrowings from Dominion’s money pool and higher interest rates on those borrowings.

Income tax expense increased primarily due to the recognition of additional deferred taxes associated with the pending sale of Peoples and Hope, as discussed in Note 5 to our Consolidated Financial Statements.

Segment Results of Operations
Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by our operating segments to net income for the second quarter and year-to-date periods of 2006 and 2005:

Second Quarter	2006	2005	$ Change
(millions)

Delivery	$ 15	$ 17	$(2)
Energy	52	49	3
E&P	82	185	(103)
Primary operating segments	149	251	(102)
Corporate	1	--	1
Consolidated	$150	$251	$(101)

Year-To-Date
(millions)

Delivery	$100	$120	$(20)
Energy	140	129	11
E&P	295	289	6
Primary operating segments	535	538	(3)
Corporate	(184)	--	(184)
Consolidated	$351	$538	$(187)

Delivery
Delivery includes our regulated gas distribution and customer service business, as well as nonregulated retail energy marketing operations and related products and services. Presented below are operating statistics related to our Delivery operations:

	Second Quarter			Year-To-Date
	2006	2005	% Change	2006	2005	% Change

Gas throughput (bcf):
Gas sales	12	20	(40)%	62	83	(25)%
Gas transportation	43	44	(2)	130	136	(4)
Heating degree days (gas service area)(1)	656	748	(12)	3,236	3,770	(14)
Gas delivery customer accounts(2):
Gas sales	789	1,002	(21)	789	1,002	(21)
Gas transportation	892	677	32	892	677	32
Unregulated retail energy marketing customer accounts(2)	1,392	1,149	21	1,392	1,149	21

bcf = billion cubic feet

(1) Heating degree days are the differences between the average temperature for each day and 65 degrees, when the average temperature is less than 65 degrees.
(2) In thousands, at period end.

Presented below, on an after-tax basis, are the key factors impacting Delivery’s net income contribution:

	Second Quarter 2006 vs. 2005 Increase (Decrease)	Year-To-Date 2006 vs. 2005 Increase (Decrease)
(millions)

Interest expense	$ (6)	$ (11)
Other margins(1)	(3)	(12)
Weather	(2)	(15)
Depreciation, depletion and amortization expense	4	4
Nonregulated retail energy marketing operations(2)	3	9
Other	2	5
Change in net income contribution	$ (2)	$ (20)

(1) Reflects reduced customer usage due in part to sensitivity to rising gas prices.
(2) Reflects higher average margins for electric and gas sales due to renewals at higher rates, increase in customers and lower electricity costs.

Energy
Energy includes our tariff-based natural gas transmission pipeline and storage businesses and an LNG import and storage facility. It also includes gathering and extraction facilities, certain natural gas production operations and producer services, which consist of aggregation of gas supply and related wholesale activities. Presented below are operating statistics related to our Energy operations:

	Second Quarter			Year-To-Date
	2006	2005	% Change	2006	2005	% Change

Gas transportation (bcf)	122	133	(8)%	356	434	(18)%

Presented below, on an after-tax basis, are the key factors impacting Energy’s net income contribution:

	Second Quarter 2006 vs. 2005 Increase (Decrease)	Year-To-Date 2006 vs. 2005 Increase (Decrease)
(millions)
Gas transmission:
Other margins(1)	$15	$20
Rate settlement(2)	(5)	(13)
Producer services(3) (4)	(4)	11
Other	(3)	(7)
Change in net income contribution	$ 3	$11

(1) Higher margins primarily from extracted products, natural gas production and short-term service opportunities.
(2) Represents lower natural gas transportation and storage revenues as a result of a rate settlement that went into effect July 1, 2005.
(3) Lower gains in the quarter-to-date period, resulting from the impact of unfavorable price changes on gas marketing activities associated with certain contractual assets.
(4) Higher gains in the year-to-date period, resulting from the impact of favorable price changes on gas marketing activities and higher margins on the aggregation of gas supply.

E&P
E&P includes our gas and oil exploration, development and production business. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico. Presented below are operating statistics related to our E&P operations:

	Second Quarter			Year-To-Date
	2006	2005	% Change	2006	2005	% Change

Gas production (bcf)	67.5	58.9	15%	128.4	119.0	8%
Oil production (million bbls)	6.0	4.0	50	11.8	7.5	57
Average realized prices without hedging results:
Gas (per mcf)(1)	$6.42	$6.89	(7)	$7.21	$6.57	10
Oil (per bbl)	$59.37	$47.23	26	$56.70	$46.39	22
Average realized prices with hedging results:
Gas (per mcf)(1)	$4.23	$4.46	(5)	$4.80	$4.38	10
Oil (per bbl)	$34.75	$26.31	32	$36.61	$27.32	34
DD&A (unit of production rate per mcfe)	$1.73	$1.47	18	$1.74	$1.47	18

bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1)
Excludes $39 million and $58 million of revenue recognized in the second quarter of 2006 and 2005, respectively, and $88 million and $125 million of revenue recognized in the year-to-date period of 2006 and 2005, respectively, under the volumetric production payment agreements described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Presented below, on an after-tax basis, are the key factors impacting E&P’s net income contribution:

	Second Quarter 2006 vs. 2005 Increase (Decrease)	Year-To-Date 2006 vs. 2005 Increase (Decrease)
(millions)
Business interruption insurance	$ (86)	$(116)
Depreciation, depletion and amortization expense	(39)	(73)
Operations and maintenance expense(1) (2)	(26)	57
Interest expense	(13)	(25)
Gas and oil—prices	(13)	48
Income tax expense(3)	(12)	(26)
Gas and oil—production(4)	84	132
Other	2	9
Change in net income contribution	$(103)	$ 6

(1)
Higher operations and maintenance expenses for the quarter, primarily reflecting increased production handling costs and insurance costs, partially offset by the impact of favorable changes in the fair value of certain gas and oil derivatives that were de-designated as hedges following the 2005 hurricanes.

(2)
Lower operations and maintenance expenses year-to-date, primarily reflecting the impact of favorable changes in the fair value of certain gas and oil derivatives that were de-designated as hedges following the 2005 hurricanes.

(3)
Primarily due to the effect of revisions to the Texas franchise tax enacted in May 2006 and a revision to estimated state income tax apportionment percentages on accumulated deferred income taxes during the first quarter of 2006.

(4)	Represents an increase in gas and oil production primarily resulting from deepwater Gulf of Mexico locations.

Included below are the volumes and weighted average prices associated with hedges in place as of June 30, 2006 by applicable time period. Prior cash flow hedges for which hedge accounting was discontinued due to production interruptions caused by Hurricanes Katrina and Rita, and for which amounts were reclassified from AOCI to earnings upon the discontinuance of hedge accounting, are excluded from the following table:

	Natural Gas		Oil
Year	Hedged production (bcf)	Average hedge price (per mcf)	Hedged production (million bbls)	Average hedge price (per bbl)
2006	97.2	$4.66	7.0	$25.02
2007	195.5	5.91	10.0	33.41
2008	149.3	8.25	5.0	49.36

Corporate
Corporate includes our corporate functions, including the activities of CNGI, our power generating facility and other minor subsidiaries. Presented below are the Corporate segment’s after-tax results for the second quarter and year-to-date periods ended June 30, 2006 and 2005:

	Second Quarter			Year-To-Date
	2006	2005	$ Change	2006	2005	$ Change
(millions)
Specific items attributable to operating segments	$(10)	$ --	$ (10)	$(115)	$ --	$(115)
Other corporate operations	11	--	11	(69)	--	(69)
Total net income (expense)	$ 1	$ --	$ 1	$(184)	$ --	$(184)

Specific Items Attributable to Operating Segments
We reported net expenses of $115 million for the year-to-date period of 2006 in the Corporate segment attributable to our operating segments. The net expenses primarily reflect a $162 million ($98 million after-tax) charge resulting from the write-off of certain regulatory assets related to the pending sale of Peoples and Hope, attributable to the Delivery segment.

Other Corporate Operations
We reported net expenses of $69 million for the year to date period of 2006 associated with other corporate operations, primarily reflecting tax adjustments recorded in 2006 associated with the pending sale of Peoples and Hope. For the year-to-date period ending June 30, 2006, we recognized $95 million of deferred tax liabilities in accordance with EITF 93-17, as discussed in Note 5 to the Consolidated Financial Statements. The recognition of these liabilities was partially offset by a $23 million tax benefit from the partial reduction of previously recorded valuation allowances on deferred tax assets, representing certain federal and state tax loss carryforwards, since these carryforwards are expected to be utilized to offset capital gain income generated from the sale.

Credit Risk
Our exposure to potential credit risk results primarily from our sales of gas and oil production, extracted products and energy marketing, including our hedging activities. Presented below is a summary of our gross credit exposure as of June 30, 2006. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral.

Gross Credit Exposure
(millions)
Investment grade(1)	$361
Non-investment grade(2)	26
No external ratings:
Internally rated—investment grade(3)	34
Internally rated—non-investment grade(4)	130
Total	$551

(1)
Designations as investment grade are based on minimum credit ratings assigned by Moody’s Investors Service (Moody’s) and Standard & Poor’s Rating Services, (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 31% of the total gross credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 3% of the total gross credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total gross credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total gross credit exposure.

Future Issues and Other Matters
Minimum Service Standards
In January 2006, the Public Utilities Commission of Ohio (Ohio Commission) issued an Order adopting rules establishing minimum service standards for natural gas companies. We had estimated that, if implemented as written, these rules would result in increased expenditures in the range of $10 million to $15 million per year. In July 2006, the Ohio Commission issued a second Entry on Rehearing that modifies the adopted standards to allow for the Average Speed of Answer time requirement to be met over a 12-month period rather than monthly and to extend the effective date of the new rules to January 1, 2007 rather than the previously ordered date of October 1, 2006. In doing so, the Ohio Commission attempted to address the most significant concerns of the Ohio gas local distribution companies affected by the standards. These changes are expected to decrease the cost of compliance previously estimated; however, an updated cost estimate is not yet available.

Ohio Energy Choice Pilot Program
In May 2006, the Ohio Commission approved our proposal for a two-year pilot program to improve and expand our Energy Choice Program. Under the current structure, non-Energy Choice customers purchase gas directly from us at a monthly gas cost recovery, or GCR, rate that includes true-up adjustments that can change significantly from one quarter to the next. Our approved proposal replaces the GCR with a monthly market price that eliminates those adjustments, making it easier for customers to compare and switch to competitive suppliers. By the end of the transition period, and subject to Ohio Commission approval, we plan to exit the gas merchant function in Ohio entirely and have all customers select an alternate gas supplier. We will continue to remain the provider of last resort in the event of default by a supplier.

Cove Point Expansion
In June 2006, the Federal Energy Regulatory Commission (FERC) approved our plans to expand our Cove Point LNG terminal including the installation of two LNG storage tanks, each capable of storing 160 thousand cubic meters of LNG, and the expansion of our Cove Point pipeline to approximately 1.8 million dekatherms per day. FERC also approved our plans to expand our Dominion Transmission, Inc. facilities by building 81 miles of pipeline and two compressor stations in central Pennsylvania. Statoil ASA has committed to all of the incremental terminal, transportation and storage capacity of the expansion for a term of 20 years. We will begin expansion construction upon receipt of certain state and local permits, which is expected in the third quarter of 2006.

Potential Future Divestiture
We are evaluating the possible sale of our Armstrong merchant generation facility. Armstrong is a 625-megawatt natural gas-fired power station located in Shelocta, Pennsylvania. We currently operate this facility under a leasing arrangement that terminates in November 2006. We intend to purchase the facility under the terms of the lease agreement on or before the end of the lease term.

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

In accordance with FIN 46R, we have included in our Consolidated Financial Statements a VIE through which we have financed and leased a power generation project. Our Consolidated Balance Sheet as of June 30, 2006 reflects $204 million of net property, plant and equipment and deferred charges and $234 million of related debt attributable to the VIE. As this VIE is owned by unrelated parties, we do not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

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

Before being acquired by us, Louis Dreyfus Natural Gas Corp. (Louis Dreyfus) was one of numerous defendants in a lawsuit consolidated and pending in the 93rd Judicial Court in Hidalgo County, Texas. The lawsuit alleged that gas wells and related pipeline facilities operated by Louis Dreyfus and other facilities operated by other defendants caused an underground hydrocarbon plume in McAllen, Texas. In April 2006, we entered into a settlement agreement with the plaintiffs resolving all of their claims against us. In May 2006, the plaintiffs non-suited Dominion with prejudice. We remain subject, however, to a cross-claim and an indemnity claim with certain of the other defendants that were not a party to our settlement with the plaintiffs. Neither claim is material and we do not expect the resolution of these remaining claims or the settlement to have a material adverse effect on the results of operations or financial condition.

See Other Matters in MD&A for discussion on various regulatory proceedings to which we are a party.

CONSOLIDATED NATURAL GAS COMPANY
PART II. OTHER INFORMATION
(Continued)

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which should be taken into consideration when reviewing the information contained in this report. With the exception of the risk factor below, which has been modified to take into account recent developments relating to insurance for our E&P operations, there have been no material changes with regard to the risk factors previously disclosed in our most recent Forms 10-K and 10-Q. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

Our exploration and production business is dependent on factors that cannot be predicted or controlled and that could damage facilities, disrupt production or reduce the book value of our assets. Factors that may affect our financial results include damage to or suspension of operations caused by weather, fire, explosion or other events to our or third-party gas and oil facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and our ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

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

In the past, we have maintained business interruption, property damage and other insurance for our E&P operations. However, the recent increased level of hurricane activity in the Gulf of Mexico has led our insurers to terminate certain coverages for our E&P operations; specifically, our Operator’s Extra Expense (OEE), offshore property damage and offshore business interruption coverage has been terminated. All onshore property coverage (with the exception of OEE) and liability coverage commensurate with past coverage remain in place for our E&P operations under our current policy. Efforts to replace the terminated insurance for our E&P operations with similar traditional insurance on commercially reasonable terms have been unsuccessful. This lack of insurance could adversely affect our results of operations.

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

CONSOLIDATED NATURAL GAS COMPANY Registrant

August 3, 2006	/s/ Steven A. Rogers
Steven A. Rogers Senior Vice President and Controller (Principal Accounting Officer)